Form 10-K
period 1996-12-31
MBNA AMERICA BANK NATIONAL ASSOCIATION; MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST II
filed 1997-03-25
CIK 838440, 936988

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED:                    COMMISSION FILE
NUMBER:
    December 31, 1996                                 33-99324
                   MBNA AMERICA BANK, NATIONAL ASSOCIATION,
                                 ON BEHALF OF
                        MBNA MASTER CREDIT CARD TRUSTS
         (Issuer in respect of the MBNA Master Credit Card Trust
II
                   Fixed and Floating Rate Asset Backed
Certificates)
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
CHARTER)

   United States of America                                  51-
0331-454
 (STATE OR OTHER JURISDICTION                             (I.R.S.
EMPLOYER
OF INCORPORATION OR ORGANIZATION)
IDENTIFICATION NO.)


                              Wilmington, DE. 19884-0781
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE) REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                              (800) 362-6255
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                               None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
MBNA Master Credit Card Trust II, Series 1994-A, Series 1994-B,
Series 1994-C,
Series 1994-D, Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L, and Series 1996-M

              Fixed and Floating Rate Asset Backed Certificates

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              Yes  [X]      No  [ ]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-
AFFILIATES OF THE REGISTRANT.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                              INTRODUCTORY NOTE
                              -----------------

MBNA America Bank, National Association (the "Originator") is the originator, seller, and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of August 4, 1994, and the Series 1994-A, Series 1994-B, Series 1994-C , Series 1994-D, Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L,and Series 1996-M Supplements dated as of August 4, 1994, August 18, 1994, October 26, 1994, October 26, 1994, March 22, 1995, May 23, 1995, June 29, 1995, June 29,
1995, August 2, 1995, August 30, 1995, October 26, 1995, November
21, 1995, February 28, 1996, March 26, 1996, March 27, 1996, May
1, 1996, Mar 21, 1996, July 17, 1996, August 14, 1996, September
19, 1996, October 24, 1996, December 3, 1996 and November 26, 1996, respectively, by and between the Originator and the trustee, providing for the issuance of the MBNA Master Credit Card Trust II, Series 1994-A, Series 1994-B, Series 1994-C, Series 1994-D, Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L,and Series 1996-M Fixed and Floating Rate Asset Backed Certificates (the "Certificates") and is the originator of the MBNA Master Credit Card Trust II (the "Registrant"). The Certificates do not represent obligations of or interest in the Originator. The Originator has made application pursuant to Section 12 (h) of the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. Pursuant to an Order of the Securities and Exchange Commission dated December 30, 1988 granting Originator's application, Originator is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".


                                     PART I
                                     ------


Item 1.   Business
-------   --------

          Not Applicable


Item 2.   Properties
-------   ----------

          Not Applicable


Item 3.   Legal Proceedings
-------   -----------------

          None


Item 4.   Submission Of Matters To A Vote Of Security Holders.
-------   ----------------------------------------------------

          None


                                     PART II
                                     -------


Item 5.   Market For Registrant's Common Equity
-------   And Related Stockholder Matters.
          --------------------------------

          The Certificates representing investors' interests in the Trust are represented by a single Certificate registered in the name of
          Cede & Co., the nominee of The Depository Trust
Company.

          To the best knowledge of the registrant, there is no established public trading market for the Certificates.


Item 6.   Selected Financial Data
-------   -----------------------

          Not Applicable

Item 7.   Management's Discussion and Analysis of Financial
Condition and
-------   Results of Operations
          -------------------------------------------------------
--------

          Not Applicable

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

          Not Applicable

Item 9.   Changes In And Disagreements With Accountants On
Accounting
-------   And Financial Disclosure.
          -------------------------------------------------------
----

          None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable


                                    PART III
                                    --------


Item 12.  Security Ownership Of Certain Beneficial Owners And
Management
--------  -------------------------------------------------------
-------

   (a) The Certificates of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1996. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1996, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on that date:

                                                    Aggregate
                                                    Amount of    Percentage
   Title                                          Certificates       Of
   Class                     Name                     Held       Ownership
------------  ----------------------------------  -------------  ----------
---           ------                                        ---          --
Series 1994-  Bank of New York                    $  82,300,000      12.45%
A
   Class A    Bankers Trust Company                 170,585,000      25.80%
              Chase Manhattan Bank/Chemical          90,600,000      13.70%
              Citicorp Services, Inc.                35,700,000       5.40%
              Merrill Lynch, Pierce, Fenner &        35,000,000       5.29%
              Smith Safekeeping
              SSB-Custodian                         153,580,000      23.23%
Class B       Chase Manhattan Bank                   24,700,000      72.22%
              CS First Boston Corporation, (The)      5,000,000      14.62%
              Morgan Guaranty Trust Co. of New        2,500,000       7.31%
              York
              Morgan Stanley & Co., Incorporated      2,000,000       5.85%

Series 1994-  Bank of New York                       57,000,000       6.55%
B
   Class A    Chase Manhattan Bank                  250,000,000      28.74%
              PNC National Association              130,000,000      14.94%
              SSB - Custodian                       307,485,000      35.34%
   Class B    Bank of New York                        9,000,000      20.00%
              Chase Manhattan Bank                   33,500,000      74.44%
              Morgan Guaranty Trust Co. of New        2,500,000       5.56%
              York

Series 1994-  Bank of New York                      318,995,000      36.67%
C
   Class A    Bankers Trust Company.                 66,000,000       7.59%
              Chase Manhattan Bank                  168,700,000      19.39%
              Citicorp Services, Inc.                45,000,000       5.17%
              Merrill Lynch, Pierce, Fenner &        65,000,000       7.47%
              Smith Safekeeping
              NatWest Securities Corporation         50,000,000       5.75%
   Class B    Bank of New York                        7,000,000      15.56%
              Chase Manhattan Bank                   28,000,000      62.22%
              Chase Manhattan Bank / Chemical        10,000,000      22.22%

Series 1994-  Bankers Trust Company                 112,150,000      12.89%
D
   Class A    Chase Manhattan Bank                  580,250,000      66.70%
              SSB-Custodian                          89,000,000      10.23%
   Class B    Bankers Trust Co., Investment A/C      20,250,000      45.00%
              Fuji Bank & Trust Company              10,000,000      22.22%
              SSB-Custodian                           5,000,000      11.11%
              Swiss Bank Corporation, NY Branch       9,750,000      21.67%

Series 1995-  Bank of New York                       26,000,000       5.20%
A
   Class A    Chase Manhattan Bank                   59,850,000      11.96%
              Chase Manhattan Bank / Chemical        45,050,000       9.01%
              Citicorp Services, Inc.               285,000,000      56.97%
              Merrill Lynch, Pierce, Fenner &        32,050,000       6.41%
              Smith Safekeeping
   Class B    Chase Manhattan Bank                    7,875,000      30.43%
              Citicorp Services, Inc.                 8,000,000      30.92%
              Fuji Bank & Trust Company              10,000,000      38.65%

Series 1995-  Bank of New York                      500,000,000      76.63%
B
   Class A    Chase Manhattan Bank                  102,500,000      15.71%
              First Union National Bank              50,000,000       7.66%
   Class B    Bank of Tokyo-Mitsubishi Trust         20,000,000      59.26%
              Company (The)
              Chase Manhattan Bank / Chemical         5,000,000      14.81%
              Citicorp Services, Inc.                 7,500,000      22.22%

Series 1995-  Bank of New York                       35,510,000       7.10%
C
   Class A    Bankers Trust Company                 100,105,000      20.01%
              Boston Safe Deposit & Trust Co.        82,428,000      16.48%
              Chase Manhattan Bank                   34,617,000       6.92%
              SSB- Custodian                        100,840,000      20.16%
   Class B    First National Bank of Chicago         25,875,000     100.00%

Series 1995-  Bank of New York                       55,285,000      12.71%
D
   Class A    Bankers Trust Company                  23,340,000       5.37%
              Boston Safe Deposit & Trust            22,180,000       5.10%
              Company
              Chase Manhattan Bank                   71,160,000      16.36%
              Chase Manhattan Bank Trust Co. of      39,000,000       8.97%
              CA
              Investors Bank & Trust / M.F.          29,375,000       6.75%
              Custody
              Northern Trust Company                 25,190,000       5.79%
              SSB-Custodian                          26,070,000       5.99%
   Class B    First National Bank of Chicago         22,500,000     100.00%
1
Series 1995-  Bank of New York                       24,500,000       5.63%
E
   Class A    Chase Manhattan Bank                  284,575,000      65.42%
              Dai-Ichi Kangyo Bank Limited (The)     50,000,000      11.49%
              New York Branch
   Class B    Citicorp Services Inc.                 10,000,000      44.44%
              First National Bank of Chicago         12,500,000      55.56%

Series 1995-  Bank of New York                       74,270,000      16.32%
F
   Class A    Bankers Trust Company                  58,965,000      12.96%
              Boston Safe Deposit & Trust Co.        27,740,000       6.10%
              Chase Manhattan Bank                   59,730,000      13.13%
              SSB-Custodian                          52,820,000      11.61%
   Class B    Chase Manhattan Bank                   18,750,000     100.00%

Series 1995-  Bank of New York                       36,750,000       5.63%
I
   Class A    Bankers Trust Company                  90,000,000      13.79%
              Chase Manhattan Bank                  180,750,000      27.70%
              Goldman, Sachs & Co.                   50,000,000       7.66%
              LBI-Lehman Government Securities       36,100,000       5.53%
              Inc.
              Morgan Guarantee Trust Company of      96,500,000      14.79%
              New York
              SSB-Custodian                         127,000,000      19.46%
   Class B    Citicorp Services Inc.                  7,000,000      20.74%
              First National Bank of Chicago         13,250,000      39.26%
              Swiss Bank Corporation, NY Branch      13,500,000      40.00%

Series 1995-  Bank of New York                       51,600,000      11.86%
J
   Class A    Chase Manhattan Bank                  226,770,000      52.13%
              Chase Manhattan Bank / Chemical        50,000,000      11.49%
              Dai-Ichi Kangyo Bank Limited           35,000,000       8.05%
              Fuji Bank & Trust Company              25,000,000       5.75%
              Lehman Government Securities Inc.      25,000,000       5.75%
   Class B    First National Bank of Chicago         22,500,000     100.00%

Series 1996-  Bank of New York                      114,500,000      18.80%
A
   Class A    Bear Sterns Securities Corp.           50,000,000       8.21%
              Chase Manhattan Bank                  252,800,000      41.51%
              Citicorp Services Inc.                 55,900,000       9.18%
              First National Bank of Chicago         37,400,000       6.14%
   Class B    Citicorp Services Inc.                 15,000,000      47.62%
              Fuji Bank & Trust Company              16,500,000      52.38%

Series 1996-  Bank of New York                       35,000,000       8.05%
B
   Class A    Bankers Trust Company                  37,000,000       8.51%
              Boston Safe Deposit & Trust            74,730,000      17.18%
              Company
              Chase Manhattan Bank / Chemical       136,500,000      31.38%
              Citicorp Services Inc.                 28,500,000       6.55%
              Fuji Bank & Trust Company              25,000,000       5.75%
              Harris Trust & Savings Bank            49,670,000      11.42%
   Class B    Boston Safe Deposit & Trust Co.        22,500,000     100.00%

Series 1996-
C
   Class A    Bank of New York                      432,000,000      99.31%
   Class B    Bank of Bermuda (New York) LTD.         2,000,000       8.89%
              Boston Safe Deposit & Trust            10,500,000      46.67%
              Company
              Chase Manhattan Bank                   10,000,000      44.44%

Series 1996-  Bank of New York                       67,500,000       7.94%
D
   Class A    Chase Manhattan Bank                  322,710,000      37.97%
              Chase Manhattan Correspondent          54,250,000       6.38%
              Clearing Services
              Chase Manhattan Bank / Chemical        60,000,000       7.06%
              Provident Bank                         50,000,000       5.88%
              SSB-Custodian                         142,500,000      16.76%
   Class B    Boston Safe Deposit & Trust Co.        20,000,000      26.67%
              Bankers Trust Co./Investment A/C       25,000,000      33.33%
              Chase Manhattan Bank / Chemical         7,000,000       9.33%
              Goldman, Sachs & Co.                   18,000,000      24.00%
              Harris Trust & Savings Bank             5,000,000       6.67%

Series 1996-
E
   Class A    Bank of New York                      140,665,000      22.07%
              Bankers Trust Company                  37,000,000       5.80%
              Chase Manhattan Bank                   72,695,000      11.40%
              Chase Manhattan Bank / Chemical        40,070,000       6.29%
              Citicorp Services, Inc.                33,250,000       5.22%
              Dai-ichi Kangyo Bank Limited (The)    100,000,000      15.69%
              New York-Branch
              First National Bank of Chicago         44,500,000       6.98%

   Class B    Boston Safe Deposit & Trust Co.        27,000,000      48.00%
              Bankers Trust Co. / Investment A/C     10,000,000      17.78%
              Chase Manhattan Bank                    8,450,000      15.02%
              Chase Manhattan Bank / Broker &         3,000,000       5.33%
              Dealer Clearance Dept.
              Harris Trust & Savings Bank             5,000,000       8.89%

Series 1996-
G
   Class A    Bank of New York                       51,150,000      12.04%
              Chase Manhattan Bank                   35,000,000       8.24%
              Chase Manhattan Bank / Chemical        92,000,000      21.65%
              Citicorp Services, Inc.                35,250,000       8.29%
              Dai-ichi Kangyo Bank Limited (The)     50,000,000      11.76%
              New York-Branch
              Goldman, Sachs & Co.                  124,000,000      29.18%
   Class B    Bankers Trust Co. / Investment A/C     10,000,000      26.67%
              Chase Manhattan Bank                   27,500,000      73.33%

Series 1996-
H
   Class A    Bank of New York                      322,000,000      31.57%
              Bankers Trust Company                 187,500,000      18.38%
              Chase Manhattan Bank                  131,500,000      12.89%
              Chase Manhattan Bank / Chemical        56,600,000       5.55%
              SSB-Custodian                         162,600,000      15.94%
   Class B    Bankers Trust Co. / Investment A/C     27,000,000      30.00%
              Chase Manhattan Bank                   60,600,000      67.33%

Series 1996-
J
   Class A    Bank of New York                      165,155,000      19.43%
              Chase Manhattan Bank                  353,995,000      41.65%
              Chase Manhattan Bank / Chemical        54,500,000       6.41%
              First National Bank of Chicago         75,750,000       8.91%
              French American Banking Corp.          51,000,000       6.00%
   Class B    Boston Safe Deposit & Trust Co.        25,000,000      33.33%
              Chase Manhattan Bank / Chemical        20,000,000      26.67%
              Goldman, Sachs & Co.                   30,000,000      40.00%

Series 1996-
K
   Class A    PNC National Association              820,000,000      96.47%
   Class B    Chase Manhattan Bank                   15,000,000      20.00%
              Chase Manhattan Bank / Chemical         5,000,000       6.67%
              Goldman, Sachs & Co.                   55,000,000      73.33%

Series 1996-
M
   Class A    Bank of New York                       36,000,000       8.47%
              Bank of New York / Barclays De         50,000,000      11.76%
              Zoete Wedd Securities
              Bankers Trust Company / First          59,000,000      13.88%
              Union Cap. Mkt. Clearance
              Chase Manhattan Bank                   35,000,000       8.24%
              Chase Manhattan Bank / Broker &        24,000,000       5.65%
              Dealer Clearance Dept.
              Chase Manhattan Bank / Chemical        80,000,000      18.82%
              Northern Trust Company                 60,000,000      14.12%
   Class B    Boston Safe Deposit & Trust             4,500,000      12.00%
              Company
              Chase Manhattan Bank                   28,000,000      74.67%
              Sanwa Bank Limited (The) New York-      5,000,000      13.33%
              Branch
Series 1996-
L
   Class A    Bankers Trust Company                 102,500,000      24.12%
              Nesbitt Burns Securities, Inc.         25,000,000       5.88%
              Bonds
              Northern Trust Company                 70,500,000      16.59%
              SSB-Custodian                         167,015,000      39.30%
   Class B    Chase Manhattan Bank                   15,000,000      40.00%
              Chase Manhattan Bank / Chemical        10,000,000      26.67%
              Swiss American Securities, Inc.        12,500,000      33.33%







The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041


     (b)  Not Applicable

     (c)  Not Applicable




Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          None


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, And Reports On
Form 8-K
--------  -------------------------------------------------------
---------


(a)  The following documents are filed as part of this Report:

     3.   Exhibits:

99.01 Annual Accountant's report dated July 26, 1996 with respect to Series 1994-A, Series 1994-B, Series 1994-C, Series 1994-D, Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series and Series 1996-E


       The Annual Accountant's report with respect to Series 1996-
G, Series
       1996-H, Series 1996-J, Series 1996-K, Series 1996-L,and
Series 1996-M
       is not required until August 31, 1997.

99.02 Annual Servicer's Certificate dated August 26,
     1996 with respect to Series 1994-A, Series 1994-B, Series 1994-C, Series 1994-D, Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D,Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series and 1996-E.


       The Annual Servicer's Certificate with respect to Series
       1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L,
       and Series 1996-M is not required until August 31, 1997.


(b) Three reports on Form 8-K were filed by the registrant for each month during the quarter ended December 31, 1996. This report included the following:


         Item 2.  Acquisition or Disposition of Assets

         Item 5.  Other Events


(c)  See item 14(a) (3) above.




                           SIGNATURES
                           ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MBNA America Bank, National
Association
                                    As originator of Trust
Registrant



Date:  March 25, 1997               By: /s/  Marguerite M. Boylan
                                       --------------------------
-----
                                             Marguerite M. Boylan
                                             Vice President



_______________________________
1