Form 10-K
period 1997-12-31
MBNA AMERICA BANK NATIONAL ASSOCIATION; MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST II
filed 1998-03-30
CIK 838440, 936988

SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, DC   20549

				  FORM 10-K

		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED:                    COMMISSION FILE
NUMBER:
    December 31, 1997                                 333-17253
		   MBNA AMERICA BANK, NATIONAL ASSOCIATION,
				 ON BEHALF OF
			MBNA MASTER CREDIT CARD TRUSTS
	 (Issuer in respect of the MBNA Master Credit Card Trust
II
		   Fixed and Floating Rate Asset Backed
Certificates)
	    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
CHARTER)

   United States of America                                  51-
0331-454
 (STATE OR OTHER JURISDICTION                             (I.R.S.
EMPLOYER
OF INCORPORATION OR ORGANIZATION)
IDENTIFICATION NO.)


			      Wilmington, DE. 19884-0781
	     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE) REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
			      (800) 362-6255
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
			       None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
MBNA Master Credit Card Trust II, Series 1994-A, Series 1994-B,
Series 1994-C,
Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E, Series 1997-F, Series 1997-I, Series 1997-J, Series 1997-K, Series 1997-M, and Series 1997-N.

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

			      INTRODUCTORY NOTE
			      -----------------

MBNA America Bank, National Association (the "Originator") is the originator, seller, and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of August 4, 1994, and the Series 1994-A, Series 1994-B, Series 1994-C , Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E, Series 1997-F, Series 1997-I, Series 1997-J, Series 1997-K, Series 1997-M, and Series 1997-N Supplements dated as of August 4, 1994, August 18, 1994, October 26, 1994, March 22, 1995, May 23, 1995, June 29, 1995, June 29, 1995, August 2,
1995, August 30, 1995, October 26, 1995, November 21, 1995,
February 28, 1996, March 26, 1996, March 27, 1996, May 1, 1996,
Mar 21, 1996, July 17, 1996, August 14, 1996, September 19, 1996,
October 24, 1996, December 3, 1996, November 26, 1996, February 27, 1997, March 26, 1997, May 8, 1997, June 18, 1997, August 26,
1997, September 10, 1997, October 22, 1997, November 6, 1997 and December 9, 1997 respectively, by and between the Originator and the trustee, providing for the issuance of the MBNA Master Credit Card Trust II, Series 1994-A, Series 1994-B, Series 1994-C, Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E, Series 1997-F, Series 1997-I, Series 1997-J, Series 1997-K, Series 1997-M, and Series 1997-N Fixed and Floating Rate Asset Backed Certificates (the "Certificates") and is the originator of the MBNA Master Credit Card Trust II (the "Registrant"). The Certificates do not represent obligations of or interest in the Originator. The Originator has made application pursuant to Section 12 (h) of the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. Pursuant to an Order of the Securities and Exchange Commission dated December 30, 1988 granting Originator's application, Originator is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".


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
----

	  None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

	  Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

	  Not Applicable


				    PART III
				    --------


Item 12.  Security Ownership Of Certain Beneficial Owners And
Management
--------  -------------------------------------------------------
-------

   (a) The Certificates of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1997. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1997, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on that date:

						    Aggregate
						    Amount of    Percentage
   Title                                           Certificates      Of
   Class                     Name                      Held       Ownership
------------  ----------------------------------  --------------  ----------
---           ------                                          --          --
Series 1994-
A
   Class A    Bank of New York (The)                $ 68,800,000      10.41%
	      Bankers Trust Company                  160,975,000      24.35%
	      Chase Manhattan Bank/Chemical           65,600,000       9.92%
	      Citibank, N.A.                          70,700,000      10.69%
	      Merrill Lynch, Pierce Fenner &          35,000,000       5.29%
	      Smith Safekeeping
	      SSB - Custodian                        195,280,000      29.53%
   Class B    Bank of New York (The)                       $           7.31%
						    2,500,000
	      Corestates Bank/Commonwealth of PA       2,000,000       5.85%
	      Chase Manhattan Bank                    24,700,000      72.22%
	      Credit Suisse First Boston               5,000,000       14.62
	      Corporation

Series 1994-
B
   Class A    Bank of New York (The)                $ 62,000,000       7.13%
	      Chase Manhattan Bank                   251,000,000      28.85%
	      PNC Bank, National Association         130,000,000      14.94%
	      SSB - Custodian                        312,485,000      35.92%
   Class B    Bank of New York (The)                $ 11,500,000      25.56%
	      Chase Manhattan Bank                    33,500,000      74.44%

Series 1994-
C
   Class A    Bank of New York (The)               $ 287,379,000      33.03%
	      Chase Manhattan Bank                   191,600,000      22.02%
	      Chase Manhattan Bank/FI-TRAC            50,000,000       5.75%
	      Citibank, N.A.                          60,000,000       6.90%
	      Merrill Lynch, Pierce Fenner &          65,000,000       7.47%
	      Smith Safekeeping
   Class B    Bank of New York (The)                 $ 7,000,000      15.56%
	      Chase Manhattan Bank                    28,000,000      62.22%
	      Chase Manhattan Bank/Chemical           10,000,000      22.22%

Series 1995-
A
  Class A     Bank of New York (The)                $ 28,000,000       5.60%
	      Bankers Trust Company                   40,100,000       8.02%
	      Boston Safe Deposit and Trust           68,050,000      13.60%
	      Company
	      Chase Manhattan Bank                    68,500,000      13.69%
	      Chase Manhattan Bank/Broker &           27,000,000       5.40%
	      Dealer Clearance Department
	      Chase Manhattan Bank/Chemical           55,000,000      10.99%
	      Citibank, N.A.                         125,050,000      25.00%
	      Merrill Lynch, Pierce Fenner &          32,050,000       6.41%
	      Smith Safekeeping
	      Merrill Lynch, Pierce, Fenner &         25,000,000       5.00%
	      Smith, Inc.- Debt Sec
   Class B    Chase Manhattan Bank                   $ 7,875,000      30.43%
	      Citibank, N.A.                           8,000,000      30.92%
	      Fuji Bank and Trust Company (The)       10,000,000      38.65%

Series 1995-
B
   Class A    Bank of New York (The)               $ 500,000,000      76.63%
	      Chase Manhattan Bank                   102,500,000      15.71%
	      First Union National Bank               50,000,000       7.66%
   Class B    Bank of Tokyo-Mitsubishi Trust        $ 20,000,000      59.26%
	      Company
	      Chase Manhattan Bank/Chemical            5,000,000      14.81%
	      Citibank, N.A.                           7,500,000      22.22%

Series 1995-
C
   Class A    Bank of New York (The)                $ 40,950,000       8.19%
	      Bankers Trust Company                   82,030,000      16.40%
	      Boston Safe Deposit and Trust           88,818,000      17.75%
	      Company
	      Investors Fiduciary Trust               42,800,000       8.56%
	      Company/SSB
	      Norwest Investment Services, Inc.       25,000,000       5.00%
	      SSB - Custodian                         96,710,000      19.33%
   Class B    NBD Bank Municipal Bond Department    $ 25,875,000     100.00%

Series 1995-
D
   Class A    Bank of New York (The)                $ 26,725,000       6.14%
	      Bankers Trust Company                   43,025,000       9.89%
	      Chase Manhattan Bank                    89,430,000      20.56%
	      Chase Manhattan Bank Trust Co. of       39,000,000       8.97%
	      California
	      Investors Bank & Trust / M.F.           22,375,000       5.14%
	      Custody
	      Northern Trust Company                  44,445,000      10.22%
	      SSB - Custodian                         29,625,000       6.81%
  Class B     NBD Bank Municipal Bond Department    $ 22,500,000     100.00%

Series 1995-
E
   Class A    Chase Manhattan Bank                 $ 225,575,000      51.86%
	      Chase Manhattan Bank/Chemical           25,000,000       5.75%
	      Dai-Ichi Kangyo Bank (The), Ltd.,       50,000,000      11.49%
	      New York Branch
	      Marine/Treasury Investments             24,375,000       5.60%
   Class B    Citibank, N.A.                        $ 10,000,000      44.44%
	      NBD Bank Municipal Bond Department      12,500,000      55.56%

Series 1995-
F
   Class A    Bank of New York (The)                $ 60,405,000      13.28%
	      Bankers Trust Company                   60,605,000      13.32%
	      Chase Manhattan Bank                    40,680,000       8.94%
	      Merrill Lynch, Pierce Fenner &          32,155,000       7.07%
	      Smith Safekeeping
	      SSB - Custodian                        101,192,000      22.24%
	      UBS Securities Inc.                     23,984,998       5.27%
   Class B    Chase Manhattan Bank                  $ 18,750,000     100.00%

Series 1995-
I
   Class A    Bank of New York (The)               $ 158,250,000      24.25%
	      Chase Manhattan Bank                   166,750,000      25.56%
	      Chase Manhattan Bank/Chemical           55,707,000       8.54%
	      SSB - Custodian                        230,993,000      35.40%
   Class B    Citibank, N.A.                         $ 7,000,000      20.74%
	      NBD Bank Municipal Bond Department      13,250,000      39.26%
	      Swiss Bank Corporation - New York       13,500,000      40.00%
	      Branch

Series 1995-
J
   Class A    Bank of New York (The)                $ 48,220,000      11.09%
	      Chase Manhattan Bank                   194,770,000      44.77%
	      Chase Manhattan Bank/Chemical           24,000,000       5.52%
	      Citibank, N.A.                          45,130,000      10.37%
	      Dai-Ichi Kangyo Bank (The), Ltd.,       35,000,000       8.05%
	      New York Branch
	      Fuji Bank and Trust Company (The)       25,000,000       5.75%
	      First National Association (First       25,000,000       5.75%
	      Trust)
   Class B    NBD Bank Municipal Bond Department               $     100.00%
						      22,500,000

Series 1996-
A
   Class A    Bank of New York (The)                $ 95,000,000      15.60%
	      The Bank of New York/TD Bank            31,400,000       5.16%
	      Chase Manhattan Bank                   263,000,000      43.19%
	      Chase Manhattan Bank/FI-TRAC            41,000,000       6.73%
	      Citibank, N.A.                          68,500,000      11.25%
	      SSB - Custodian                         37,400,000       6.14%
   Class B    Citibank, N.A.                        $ 15,000,000      47.62%
	      Fuji Bank and Trust Company (The)       16,500,000      52.38%

Series 1996-
B
   Class A    Bankers Trust Company                 $ 38,400,000       8.83%
	      Boston Safe Deposit and Trust           89,630,000      20.60%
	      Company
	      Chase Manhattan Bank/Chemical           92,000,000      21.15%
	      Citibank, N.A.                          65,170,000      14.98%
	      Fuji Bank and Trust Company (The)       25,000,000       5.75%
	      SSB - Custodian                         49,700,000      11.43%
	      Texas Commerce Bank National            23,000,000       5.29%
	      Association
   Class B    Boston Safe Deposit and Trust         $ 22,500,000     100.00%
	      Company

Series 1996-
C
   Class A    Bank of New York (The)               $ 432,000,000      99.31%
   Class B    Bank of Bermuda (New York) Limited     $ 2,000,000       8.89%
	      Boston Safe Deposit and Trust           10,500,000      46.67%
	      Company
	      Chase Manhattan Bank                    10,000,000      44.44%

Series 1996-
D
   Class A    Chase Manhattan Bank                 $ 282,710,000      33.26%
	      Chase Manhattan Bank/Chemical           70,490,000       8.29%
	      Citibank, N.A.                          61,300,000       7.21%
	      Northern Trust Company                  65,220,000       7.67%
	      SSB - Custodian                        310,841,000      36.57%
   Class B    Bankers Trust Company/Corporate       $ 25,000,000      33.33%
	      Clearance
	      Chase Manhattan Bank                    20,000,000      26.67%
	      Citibank, N.A.                           7,000,000       9.33%
	      Harris Trust & Savings Bank              5,000,000       6.67%
	      PNC Bank, National Association          18,000,000      24.00%

Series 1996-
E
   Class A    Bank of New York (The)               $ 120,390,000      18.88%
	      Bankers Trust Company                   47,490,000       7.45%
	      Chase Manhattan Bank                    78,455,000      12.31%
	      Chase Manhattan Bank/FI-TRAC            38,690,000       6.07%
	      Citibank, N.A.                          97,000,000      15.22%
	      Dai-Ichi Kangyo Bank (The), Ltd.,      100,000,000      15.69%
	      New York Branch
	      SSB - Custodian                         68,130,000      10.69%
   Class B    Boston Safe Deposit and Trust         $ 25,000,000      44.44%
	      Company
	      Bankers Trust Company/Corporate         10,000,000      17.78%
	      Clearance
	      Chase Manhattan Bank                    11,450,000      20.36%
	      Harris Trust & Savings Bank              5,000,000       8.89%

Series 1996-
G
   Class A    Bankers Trust Company                 $ 40,000,000       9.41%
	      The Bank of New York/Barclays De        87,500,000      20.59%
	      Zoete Wedd Securities
	      Chase Manhattan Bank/Chemical          113,250,000      26.65%
	      Citibank, N.A.                          34,000,000       8.00%
	      Dai-Ichi Kangyo Bank (The), Ltd.,       50,000,000      11.76%
	      New York Branch
	      Harris Trust & Savings Bank             45,000,000      10.59%
	      SSB - Custodian                         25,000,000       5.88%
   Class B    Bankers Trust Company/Corporate       $ 10,000,000      26.67%
	      Clearance
	      Chase Manhattan Bank                    27,500,000      73.33%

Series 1996-
H
   Class A    Bank of New York (The)               $ 315,000,000      30.88%
	      Bankers Trust Company                  150,000,000      14.71%
	      Chase Manhattan Bank                   115,500,000      11.32%
	      Northern Trust Company                  94,500,000       9.26%
	      SSB - Custodian                        216,200,000      21.20%
   Class B    Bankers Trust Company/Corporate       $ 12,000,000      13.33%
	      Clearance
	      Bankers Trust/Investment Account        15,000,000      16.67%
	      Chase Manhattan Bank                    50,600,000      56.22%
	      Citibank, N.A.                          10,000,000      11.11%
Series 1996-
J
   Class A    Bank of New York (The)               $ 172,555,000      20.30%
	      Chase Manhattan Bank                   274,995,000      32.35%
	      Chase Manhattan Bank/FI-TRAC            50,000,000       5.88%
	      SSB - Custodian                        214,600,000      25.25%
   Class B    Boston Safe Deposit and Trust         $ 25,000,000      33.33%
	      Company
	      Chase Manhattan Bank/Chemical           20,000,000      26.67%
	      PNC Bank, National Association          30,000,000      40.00%
Series 1996-
K
   Class A    PNC Bank, National Association       $ 714,000,000      84.00%
   Class B    Bankers Trust Company                 $ 15,000,000      20.00%
	      Chase Manhattan Bank/Chemical            5,000,000       6.67%
	      PNC Bank, National Association          55,000,000      73.33%
Series 1996-
L
   Class A    Bankers Trust Company                       $           30.00%
						   127,500,000
	      Northern Trust Company                  70,500,000      16.59%
	      SSB - Custodian                        192,500,000      45.29%
   Class B    Chase Manhattan Bank                  $ 25,000,000      66.67%
	      Chase Manhattan Bank/Salomon            11,750,000      31.33%
Series 1996-
M
   Class A    Chase Manhattan Bank                  $ 37,500,000       8.82%
	      Chase Securities Inc.                   55,000,000      12.94%
	      Citibank, N.A.                          84,200,000      19.81%
	      Deutsche Morgan Grenfell Inc.           99,000,000      23.29%
	      French American Banking                 50,000,000      11.76%
	      Corporation
	      SSB - Custodian                         26,350,000       6.20%
   Class B    Bank of New York (The)                $ 27,000,000      72.00%
	      Citicorp Securities, Inc.                4,500,000      12.00%
	      SSB - Custodian                          6,000,000      16.00%
Series 1997-
B
   Class A    Chase Manhattan Bank/Chemical        $ 189,000,000      22.24%
	      Citibank, N.A.                          97,600,000      11.48%
	      Harris Trust & Savings Bank             44,500,000       5.24%
	      Merrill Lynch, Pierce Fenner &          46,200,000       5.44%
	      Smith Safekeeping
	      PNC Bank, National Association         310,700,000      36.55%
   Class B    Bank of New York (The)                $ 10,000,000      13.33%
	      Chase Manhattan Bank                     8,000,000      10.67%
	      Goldman, Sachs & Co.                    25,000,000      33.33%
	      LBI-Lehman Government Securities        32,000,000      42.67%
	      Inc.(LBI)
Series 1997-
C
  Class A     Chase Manhattan Bank                 $ 131,500,000      20.63%
	      Chase Manhattan Bank/Chemical           59,350,000       9.31%
	      Citibank, N.A.                         284,150,000      44.57%
	      SSB - Custodian                        110,000,000      17.25%
  Class B     Bankers Trust Company                 $ 14,250,000      25.33%
	      Chase Manhattan Bank                    37,000,000      65.78%
	      NBD Bank Municipal Bond Department       5,000,000       8.89%
Series 1997-
E
  Class A     Bank of New York (The)                $ 55,000,000       8.63%
	      Bankers Trust Company                  140,000,000      21.96%
	      Boston Safe Deposit and Trust           68,000,000      10.67%
	      Company
	      Chase Manhattan Bank/Chemical           34,000,000       5.33%
	      Chase Manhattan Bank/FI-TRAC            50,000,000       7.84%
	      Citibank, N.A.                          56,000,000       8.78%
	      SSB - Custodian                        171,500,000      26.90%
  Class B     Brown Brothers Harriman & Co.          $ 5,000,000       8.89%
	      Chase Manhattan Bank                    31,250,000      55.56%
	      NBD Bank Municipal Bond Department      15,000,000      26.67%
	      SSB - Custodian                          5,000,000       8.89%
Series 1997-
F
  Class A     Bank of New York (The)                $ 36,100,000       6.02%
	      Bankers Trust Company                  229,735,000      38.29%
	      Boston Safe Deposit and Trust           74,435,000      12.41%
	      Company
	      Chase Manhattan Bank Trust Co. of       47,000,000       7.83%
	      California
	      SSB - Custodian                         42,225,000       7.04%
  Class B     Bankers Trust Company                 $ 13,000,000      24.53%
	      Chase Manhattan Bank                    10,000,000      18.87%
	      Chase Manhattan Bank/Chemical           20,000,000      37.74%
	      NBD Bank Municipal Bond Department      10,000,000      18.87%
Series 1997-
I
  Class A     Bank of New York (The)                $ 82,024,000      12.87%
	      Bankers Trust Company                  124,712,000      19.56%
	      Boston Safe Deposit and Trust          115,039,000      18.05%
	      Company
	      Chase Manhattan Bank                   126,054,000      19.77%
	      Fifth Third Bank/State Teachers         36,835,000       5.78%
	      Retirement of Ohio
	      Investors Fiduciary Trust               33,160,000       5.20%
	      Company/SSB
  Class B     Bankers Trust Company/Corporate       $ 25,000,000      44.44%
	      Clearance
	      Chase Manhattan Bank/Chemical           16,250,000      28.89%
	      SSB - Custodian                         15,000,000      26.67%
Series 1997-
J
  Class A     The Bank of New York/Barclays De     $ 310,000,000      48.63%
	      Zoete Wedd Securities
	      Chase Manhattan Bank                    90,500,000      14.20%
	      Chase Manhattan Bank/Chemical           57,000,000       8.94%
	      French American Banking                 41,000,000       6.43%
	      Corporation
	      Marine/Treasury Investments             35,000,000       5.49%
	      SSB - Custodian                         51,500,000       8.08%
  Class B     Bankers Trust Company                 $ 15,000,000      26.67%
	      Bankers Trust Company/Corporate         36,250,000      64.44%
	      Clearance
	      J.P. Morgan Securities Inc. -            5,000,000       8.89%
	      Asset Backed

Series 1997-
K
  Class A     Fiduciary SSB                        $ 599,500,000      94.04%
  Class B     Bankers Trust Company/Corporate       $ 15,250,000      27.11%
	      Clearance
	      Chase Manhattan Bank                    20,000,000      35.56%
	      Citibank, N.A.                           6,000,000      10.67%
	      SSB - Custodian                         15,000,000      26.67%
Series 1997-
M
  Class A     Bankers Trust Company                 $ 76,000,000      11.92%
	      Chase Manhattan Bank                   176,900,000      27.75%
	      Chase Manhattan Bank/Chemical           39,930,000       6.26%
	      Citibank, N.A.                          50,000,000       7.84%
	      SSB - Custodian                        209,115,000      32.80%
  Class B     Chase Manhattan Bank                   $ 6,250,000      11.11%
	      Chase Manhattan Bank/Chemical           50,000,000      88.89%
Series 1997-
N
  Class A     Bankers Trust Company                $ 104,790,000      13.70%
	      Boston Safe Deposit and Trust          149,790,000      19.58%
	      Company
	      Chase Manhattan Bank/Chemical           95,190,000      12.44%
	      Citibank, N.A.                         137,000,000      17.91%
	      Northern Trust Company                  73,875,000       9.66%
	      SSB - Custodian                        136,565,000      17.85%
  Class B     Bank of New York (The)                $ 20,000,000      29.63%
	      Chase Manhattan Bank/Chemical           25,000,000      37.04%
	      Merrill Lynch, Pierce, Fenner &         20,500,000      30.37%
	      Smith, Inc. - Debt Sec



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


				     PART IV
				     -------

Item 14.  Exhibits, Financial Statement Schedules, And Reports On
Form 8-K
--------  -------------------------------------------------------
---------


(a)  The following documents are filed as part of this Report:

     3.   Exhibits:

99.01 Annual Accountant's report dated August 6, 1997 with respect to Series 1994-A, Series 1994-B, Series 1994-C, Series 1994-D, Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L, Series 1996-M, Series 1997-B, Series 1997-C and Series 1997-E


       The Annual Accountant's report with respect to Series 1997-
F, Series
       1997-I, Series 1997-J, Series 1997-K, Series 1997-M and
Series 1997-N
       is not required until August 31, 1998.

99.02 Annual Servicer's Certificate dated August 6, 1997 with respect to Series 1994-A, Series 1994-B, Series 1994-C, Series 1994-D, Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L, Series 1996-M, Series 1997-B, Series 1997-C and Series 1997-E


       The Annual Servicer's Certificate with respect to Series
1997-F, Series
       1997-I, Series 1997-J, Series 1997-K, Series 1997-M, and
Series 1997-N
       is not required until August 31, 1998.


(b) Three reports on Form 8-K were filed by the registrant for each month during the quarter ended December 31, 1997. This report included the following:


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


				    MBNA America Bank, National
Association
				    As originator of Trust
Registrant



Date:  March 27, 1998               By: /s/  Bruce Crescenzo
				       --------------------------
-----
					     Bruce Crescenzo
					     Vice President