Form 10-K
period 1998-12-31
MBNA AMERICA BANK NATIONAL ASSOCIATION; MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST II
filed 1999-03-31
CIK 838440, 936988

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED:                    COMMISSION FILE NUMBER:
    December 31, 1998                                 333-62025
                   MBNA AMERICA BANK, NATIONAL ASSOCIATION,
                                 ON BEHALF OF
                        MBNA MASTER CREDIT CARD TRUST II
         (Issuer in respect of the MBNA Master Credit Card Trust II
                   Fixed and Floating Rate Asset Backed Certificates)
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   United States of America                                  51-0331-454
 (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


                              Wilmington, DE. 19884-0781
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE) REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                              (800) 362-6255
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                               None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
MBNA Master Credit Card Trust II, Series 1994-A, Series 1994-B, Series 1994-C, Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E, Series 1997-F, Series 1997-I, Series 1997-J, Series 1997-K, Series 1997-M, Series 1997-N, Series 1998-A, and Series 1998-D.

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

                              Yes  [X]      No  [ ]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD
BY NON-AFFILIATES OF THE REGISTRANT.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                              INTRODUCTORY NOTE
                              -----------------

MBNA America Bank, National Association (the "Originator") is the originator, seller, and servicer under the Pooling and Servicing Agreement (the "Agreement"),dated as of August 4, 1994, and the Series 1994-A, Series 1994-B, Series 1994-C ,Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E,
Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A,
Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E,
Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K,
Series 1996-L, Series 1996-M, Series 1997-B, Series 1997-C,
Series 1997-E, Series 1997-F, Series 1997-I, Series 1997-J,
Series 1997-K, Series 1997-M, Series 1997-N, Series 1998-A,
Series 1998-C, Series 1998-D, Series 1998-E, Series 1998-F,
Series 1998-G, Series 1998-I, and Series 1998-J. Supplements dated as of August 4, 1994, August 18, 1994, October 26, 1994,
March 22, 1995, May 23, 1995, June 29, 1995, June 29, 1995,
August 2, 1995, August 30, 1995, October 26, 1995,
November 21, 1995, February 28, 1996, March 26, 1996,
March 27, 1996, May 1, 1996, Mar 21, 1996, July 17, 1996,
August 14, 1996, September 19, 1996, October 24, 1996,
December 3, 1996, November 26, 1996, February 27, 1997,
March 26, 1997, May 8, 1997, June 18, 1997, August 26, 1997,
September 10, 1997, October 22, 1997, November 6, 1997,
December 9, 1997, March 18, 1998, June 24, 1998, July 30, 1998,
August 11, 1998, August 26, 1998, September 10, 1998,
October 22, 1998, and October 29, 1998 respectively, by and between the Originator and the trustee, providing for the issuance of the MBNA Master Credit Card Trust II, Series 1994-A, Series 1994-B, Series 1994-C, Series 1995-A, Series 1995-B,
Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F,
Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B,
Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G,
Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L,
Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E,
Series 1997-F, Series 1997-I, Series 1997-J, Series 1997-K,
Series 1997-M, Series 1997-N, Series 1998-A, Series 1998-C,
Series 1998-D, Series 1998-E, Series 1998-F, Series 1998-G,
Series 1998-I, and Series 1998-J. Fixed and Floating Rate Asset Backed Certificates (the "Certificates") and is the originator of the MBNA Master Credit Card Trust II (the "Registrant").
The Certificates do not represent obligations of or interest in the Originator. The Originator has made application pursuant to Section 12 (h) of the Securities Exchange Act of
1934 for an exemption from certain reporting requirements.
Pursuant to an Order of the Securities and Exchange Commission dated December 30, 1988 granting Originator's application,
Originator is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".


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




Item 6.   Selected Financial Data
-------   -----------------------

          Not Applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations
          ---------------------------------------------------------------

          Not Applicable

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

          Not Applicable

Item 9.   Changes In And Disagreements With Accountants On Accounting
-------   And Financial Disclosure.
          -----------------------------------------------------------

          None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable


                                    PART III
                                    --------


Item 12.  Security Ownership Of Certain Beneficial Owners And Management
--------  --------------------------------------------------------------

   (a) The Certificates of each Series representing investors' interests in the Trust are represented by one or more
Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1998. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1998, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on that date:

					-  		Aggregate -
--					    		Amount of-	   Percentage
Title-					   -		Certificates-		Of
Class-			Name-		   		   Held-	    Ownership
--------------------------------------------------------------------------------
------
   -		   -
Series 1994-A---
   Class A-	 Bank of New York (The)-  	     	$  50,750,000-	     	 7.68%
     		-Bankers Trust Company -    		  170,210,000-	    	25.74%
		-Boston Safe Deposit and Trust
             Company-	                            64,515,000-          9.76%

		-Chase Manhattan Bank-			   56,030,000-	     	8.47%
		-Citibank, N.A.-		               59,200,000-       	8.95%
		-Investors Fiduciary Trust
             Company/SSB-                          40,905,000-          6.19%

		-State Street Bank and Trust
             Company-	                           164,555,000-        24.89%

   Class B	-Bank of New York (The)-    		$   2,650,000       -	7.75%
		-Bankers Trust Company-			    2,150,000-	     	6.29%
		-Boston Safe Deposit and Trust
             Company-	                            9,500,000-    	27.78%

		-Chase Manhattan Bank-			   17,200,000-		50.29%
		-FUNB - Phila. Main-			    2,000,000-		 5.85%
---
Series 1994-B---
   Class A	-Bank of New York (The)-	        $46,000,000-       	5.29%
		-Chase Bank of Texas, N.A.     -	  130,000,000-      	14.94%
 		-Chase Manhattan Bank-			  272,665,000-	    	31.34%
		-Investors Fiduciary Trust
             Company/SSB-                          74,635,000-           8.58%

		-State Street Bank and Trust
             Company-	                           264,100,000-         30.36%

   Class B	-Bank of New York (The)          - 	$  11,500,000-          25.56%

		-Chase Manhattan Bank-			   33,500,000-      	74.44%
---
Series 1994-C---
   Class A	-Bank of New York (The)-		$ 131,429,000-		15.11%
		-Bankers Trust Company- 		  103,900,000-		11.94%
		-Boston Safe Deposit and Trust
             Company-                              54,800,000-    	6.30%

		-Chase Manhattan Bank-			  260,125,000-		29.90%
		-Chase Manhattan Bank/FI-TRAC 2-	   50,000,000-		 5.75%
		-Citibank, N.A.-		               50,500,000-           5.80%
		-State Street Bank and Trust
              Company-	                          105,250,000-	      12.10%

   Class B	-Bankers Trust Company-			$   4,000,000-		8.89%
		-Chase Manhattan Bank-			   10,000,000-		22.22%
		-Investors Bank & Trust/M.F. Custody-  10,000,000-	      22.22%

		-NBD Bank-				         14,000,000-		31.11%
		-SSB - Bank Portfolio-			    7,000,000-		15.56%
---
Series 1995-A---
Class A		-Bank of New York (The)-	$  80,534,000-    	16.10%

		-Bankers Trust Company-			   40,100,000-		 8.02%
		-Boston Safe Deposit and Trust
             Company-                               63,050,000-	      12.60%

 		-Chase Manhattan Bank-			   95,389,000-		19.07%
		-Citibank, N.A.-			        140,000,000-		27.99%
		-Merrill Lynch, Pierce Fenner &
		  Smith Safekeeping-			   30,211,000-		6.04%
   Class B-	Chase Manhattan Bank-			$   7,875,000-		30.43%
		-Citibank, N.A.-			         8,000,000-		30.92%
		-Fuji Bank and Trust Company (The)-	   10,000,000-		38.65%
---
Series 1995-B---
   Class A	-Bank of New York (The)-		$ 402,000,000-		61.61%
		-Boston Safe Deposit and Trust
             Company-	                           102,500,000-         15.71%

		-First Union National Bank-		   50,000,000-		 7.66%
		-State Street Bank and Trust Company-  60,000,000-    	9.20%

   Class B	-Chase Manhattan Bank-			$   6,250,000-    	18.52%
		-Citibank, N.A.-			          7,500,000-		22.22%
		-State Street Bank and Trust Company-  20,000,000-    	59.26%

---
Series 1995-C---
   Class A	-Bank of New York (The)-		$  40,315,000-		8.06%
		-Bankers Trust Company-			   28,890,000-		5.78%
		-Boston Safe Deposit and Trust
              Company-	                           71,768,000-   	     14.35%

		-Chase Manhattan Bank-			   51,240,000-	     10.24%
		-Investors Fiduciary Trust
             Company/SSB-	                     49,615,000-          9.92%

		-Northern Trust Company (The)-	   25,847,000-    	5.17%

		-State Street Bank and Trust
             Company-	                           120,320,000-         24.05%

   Class B	-NBD Bank -			           	$   25,875,000-	     100.00%
---
Series 1995-D---
   Class A	-Bank of New York (The)-		$   37,925,000-   	8.72%
		-Bankers Trust Company-		           35,354,000-		8.13%
		-Boston Safe Deposit and Trust
             Company-	                             26,150,000-        6.01%

		-Chase Manhattan Bank-			     96,215,000-		22.12%
		-Northern Trust Company (The)-	     46,445,000-	      10.68%

		-State Street Bank and Trust
             Company-	                             68,706,000-  	15.79%

Class B		-NBD Bank -				$    22,500,000-		100.00%
---
Series 1995-E---
   Class A	-Bank of New York (The)-		$    71,725,000-		16.49%
		-Bankers Trust Company-			     65,000,000-		14.94%
		-Chase Manhattan Bank-			    132,675,000-		30.50%
		-Citibank, N.A.-			           25,600,000-		 5.89%
		-Marine/Treasury Investments-		     24,375,000-		 5.60%
		-Merrill Lynch, Pierce Fenner &
	          Smith Safekeeping-			     50,000,000-		11.49%
		-State Street Bank and Trust Company-    26,790,000-         6.16%

   Class B	-Citibank, N.A.-			       $   10,000,000-		44.44%
		-NBD Bank -				           12,500,000-		55.56%
---
Series 1995-F---
   Class A 	-Bank of New York (The)-		 $   72,760,001-		15.99%
		-Bankers Trust Company-			     31,430,000-		 6.91%
		-Boston Safe Deposit and Trust
             Company-	                             63,350,000-  	13.92%

		-Chase Manhattan Bank-		           36,030,000-		 7.92%
		-Chase Manhattan Bank/Salomon-	     22,945,000-         5.04%

		-FUNB - Phila. Main-			     23,445,000-	       5.15%
		-Merrill Lynch, Pierce Fenner &
		  Smith Safekeeping-			     31,045,000-		 6.82%
		-State Street Bank and Trust
             Company-                                85,475,000-	      18.79%

   Class B	-Chase Manhattan Bank-		        $  18,750,000-	     100.00%
---
Series 1995-I---
   Class A 	-Bank of New York (The)-     		  $ 114,830,000-		17.60%
		-Boston Safe Deposit and Trust
             Company-	                             56,365,000-         8.64%

		-Chase Manhattan Bank-			    292,150,000-		44.77%
		-State Street Bank and Trust
             Company-                               122,850,000-	      18.83%

   Class B	-Bank of New York (The)-		 $   10,000,000-		29.63%
		-Citibank, N.A.-			            7,000,000-		20.74%
		-LBI - Lehman Government
             Securites, Inc.-                         3,500,000-        10.37%

		-NBD Bank -			                 13,250,000-		39.26%
---
Series 1995-J---
   Class A 	-Bank of New York (The)-		 $  47,970,000-		11.03%
		-Bankers Trust Company-			 $  73,500,000-		16.90%
		-Boston Safe Deposit and Trust
             Company-                               46,500,000-	      10.69%
		-Chase Manhattan Bank-			   153,770,000-		35.35%
		-Fuji Bank and Trust Company (The)-	    25,000,000-		 5.75%
		-State Street Bank and Trust
             Company-	                            28,750,000-	       6.61%

		-U.S. Bank National Association-  	   25,000,000-   	       5.75%
   Class B	-NBD Bank-  				$  22,500,000-	     100.00%
---
Series 1996-A---
   Class A	-Bank of New York (The)-		$ 228,400,000-		37.50%
		-Bankers Trust Company-			   55,000,000-		 9.03%
		-Chase Manhattan Bank-			  135,500,000-		22.25%
		-Citibank, N.A.-			         36,500,000- 		 5.99%
		-Merrill Lynch, Pierce Fenner &
		  Smith-				         50,000,000-		 8.21%
   Class B	-Citibank, N.A.-		      	$  15,000,000-		47.62%
		-Fuji Bank and Trust Company (The)-	   16,500,000-		52.38%
---
Series 1996-B---
   Class A-	Bankers Trust Company-			$  37,000,000-		 8.51%
		-Boston Safe Deposit and Trust
             Company-                              44,730,000-	      10.28%

		-Chase Bank of Texas, N.A.-		   23,000,000-		 5.29%
		-Chase Manhattan Bank-			   62,600,000-		14.39%
		-Citibank, N.A.-			        115,170,000-		26.48%
		-Fuji Bank and Trust Company (The)-	   25,000,000-		 5.75%
		-Marine/Treasury Investments-		   30,500,000-		 7.01%
		-NBD Bank-			   	         24,000,000-		 5.52%
		-State Street Bank and Trust
             Company-	                           33,000,000-	       7.59%

   Class B	-Boston Safe Deposit and Trust
             Company-                      	$  22,500,000-	     100.00%

---
Series 1996-C---
   Class A	-Bank of New York (The)-		$ 432,000,000-		 99.31%
   Class B	-Bankers Trust/Dealer Clearance-	$  20,500,000-		 91.11%
		-LBI - Lehman Government
             Securites, Inc.-                       2,000,000-         	8.89%

---
Series 1996-D---
   Class A	-Bank of New York (The)-		$ 160,720,000-		 18.91%
		-Bankers Trust Company-			   42,630,000-		  5.02%
		-Chase Manhattan Bank-			  274,490,000-		 32.29%
		-Citibank, N.A.-			         55,000,000-		  6.47%
		-Northern Trust Company (The)-	    72,301,000-		  8.51%

		-State Street Bank and Trust
             Company-	                           169,509,000-	       19.94%

   Class B	-Bank of New York (The)-		$  18,000,000-		 24.00%
		-Chase Manhattan Bank-			   20,000,000-		 26.67%
		-Citibank, N.A.-			         22,000,000-		 29.33%
		-Harris Trust & Savings Bank-		    5,000,000-		  6.67%
		-Investors Bank % Trust/M.F.
             Custody -                             10,000,000-	       13.33%

---
Series 1996-E---
   Class A-	Bank of New York (The)-			$  56,665,000-		  8.89%
		-Bankers Trust Company-			  132,000,000-		 20.71%
		-BNY/ITC - Dealers Clearance
             Special-                              50,000,000-		 7.84%

		-Chase Bank of Texas-			   60,000,000-		  9.41%
		-Chase Manhattan Bank-			   60,790,000-		  9.54%
		-State Street Bank and Trust
             Company -	                           127,720,000-         20.03%

		-Swiss American Securities, Inc.-	   49,000,000-		  7.69%
   Class B	-Bank of New York (The)-		$   5,000,000-		  8.89%
		-Bankers Trust Company-			   20,000,000-		 35.56%
		-Boston Safe Deposit and Trust
             Company-	                           10,000,000-         	17.78%

		-Chase Manhattan Bank-			   11,450,000-   	       20.36%
		-Harris Trust & Savings Bank-		    5,000,000-		  8.89%
---
Series 1996-G---
   Class A	-Bankers Trust Company-			$  90,000,000-		 21.18%
		-Banque National DeParis-		   40,500,000-		  9.53%
		-Chase Manhattan Bank-			   75,000,000-		 17.65%
		-Citibank, N.A.-			         59,000,000-		 13.88%
		-Chase Manhattan Bank/MSTC-		   37,500,000-		  8.82%
		-Harris Trust & Savings Bank-		   45,000,000-		 10.59%
		-Merrill Lynch, Pierce Fenner & Smith- 50,050,000-	       11.78%

   Class B	-Bank of New York (The)-		$   5,000,000-		 13.33%
		-Bankers Trust Company-			   27,500,000-		 73.33%
		-Chase Manhattan Bank-			    5,000,000-		 13.33%
---
Series 1996-H---
   Class A	-Bankers Trust Company-			$ 222,725,000-		 21.84%
		-Boston Safe Deposit and Trust
             Company-	                          223,305,000-   	       21.89%

		-Chase Manhattan Bank-			  139,275,000-		 13.65%
		-Citibank, N.A.-			         94,600,000-		  9.27%
		-First Union National Bank-		   51,060,000-		  5.01%
		-Northern Trust Company (The)-        124,645,000-		 12.22%
		-State Street Bank and Trust
             Company-	                           66,305,000-	        6.50%

   Class B	-BT Alex. Brown Incorporated-CP-	$  12,000,000-		 13.33%
		-Bankers Trust/Investment Account-     15,000,000-         	16.67%

		-Chase Manhattan Bank-			   50,600,000-		 56.22%
		-Citibank, N.A.				   10,000,000-		 11.11%
Series 1996-J---
   Class A	-Bank of New York (The)-		$ 141,155,000-		 16.61%
		-Bankers Trust Company-			   42,965,000-		  5.05%
		-Chase Manhattan Bank-			  248,645,000-		 29.25%
		-Chase Manhattan Bank/FI-Trac 2-	   50,000,000-		  5.88%
		-Marine/Treasury Investments-		   43,925,000-		  5.17%
		-State Street Bank and Trust
             Company-	                          102,857,000-         	12.10%

		-Warburg Dillon Read LLC-		   93,000,000-		 10.94%
   Class B	-Bankers Trust Company-			$  30,000,000-		 40.00%
		-Boston Safe Deposit and Trust
             Company-	                           25,000,000-	       33.33%

		-Chase Manhattan Bank-			   20,000,000-		 26.67%
Series 1996-K---
   Class A	-Bank of New York (The)-		$  60,940,000-		  7.17%
		-Bankers Trust Company-			  304,465,000-		 35.82%
		-Boston Safe Deposit and Trust
             Company-	                            51,546,000-	        6.06%

		-Chase Bank of Texas, N.A.-		  358,454,000-		 42.17%
   Class B	-Bank of New York (The)-		$  25,000,000-		 33.33%
		-Bankers Trust Company-			   45,000,000-		 60.00%
		-Chase Manhattan Bank-			    5,000,000-		  6.67%

Series 1996-L---
   Class A	-Bankers Trust Company-   		$ 127,500,000-		 30.00%
		-Boston Safe Deposit and Trust
             Company-	                           51,000,000-	       12.00%

		-Northern Trust Company (The)-         70,500,000-           16.59%

		-State Street Bank and Trust
             Company-	                           139,000,000-     	32.71%

   Class B	-Bank of New York (The)-		$  10,000,000-		 26.67%
		-Chase Manhattan Bank-			   25,000,000-		 66.67%

Series 1996-M---
   Class A	-Bank of New York (The)-		$  27,450,000-		  6.46%
		-Banque National de Paris-		   49,850,000-		 11.73%
		-Chase Manhattan Bank-			  120,150,000-		 28.27%
		-Citibank, N.A.-			         90,300,000-		 21.25%
		-Deutsche Bank A.G., New York
             Branch-                               51,600,000-           12.14%

		-State Street Bank and Trust
             Company-	                           26,000,000-            6.12%

   Class B	-Bank of New York (The)-		$  27,000,000-		 72.00%
		-Chase Manhattan Bank-			    4,500,000-		 12.00%
		-LBI - Lehman Government
             Securites, Inc.-                       6,000,000-         	16.00%


Series 1997-B---
   Class A	-Bank of New York (The)-		$ 146,500,000-		 17.24%
		-Chase Bank of Texas, N.A.-		  362,780,000-		 42.68%
		-Chase Manhattan Bank-			  138,020,000-		 16.24%
		-Goldman, Sachs & Co.-			   85,500,000-		 10.06%
		-Merrill Lynch, Pierce Fenner
             & Smith-	                           46,200,000-         	5.44%

		-State Street Bank and Trust
             Company-	                           44,000,000-    	5.18%

   Class B	-Bank of New York (The)-		$  10,000,000-		 13.33%
		-Chase Manhattan Bank-		         65,000,000-     	86.67%


Series 1997-C---
Class A		-Bank of New York (The)-	$  43,000,000-           6.75%

		-Boston Safe Deposit and Trust
             Company-	                           92,000,000-    	14.43%

		-Chase Manhattan Bank-			  144,290,000-	      22.63%

		-Citibank, N.A.-			        200,210,000-		 31.41%
		-State Street Bank and Trust
             Company-	                           77,000,000-           12.08%

Class B		-Bankers Trust Company-		$  14,250,000-           25.33%

		-Boston Safe Deposit and Trust
             Company-	                           37,000,000-           65.78%

		-NBD Bank 				          5,000,000-	        8.89%
Series 1997-E---
Class A	-Bank of New York (The)-		$  55,000,000-		 8.63%

		-Bankers Trust Company-		   	  115,000,000-		 18.04%
		-Boston Safe Deposit and Trust
             Company-	                           63,000,000-         	9.88%

		-Chase Manhattan Bank-			   89,500,000-		 14.04%
		-Citibank, N.A.-		 	         95,250,000-		 14.94%
		-State Street Bank and Trust
             Company-	                          174,250,000-         	27.33%

Class B	-Brown Brothers Harriman & Co.-	$   5,000,000-	       8.89%

		-Chase Manhattan Bank-			   31,250,000-		 55.56%
		-NBD Bank -				         15,000,000-		 26.67%
		-State Street Bank and Trust
             Company-	                             5,000,000-	        8.89%

Series 1997-F---
Class A		-Bank of New York (The)-		$  69,890,000-
11.65%
		-Bankers Trust Company-			  229,765,000-		 37.79%
		-Boston Safe Deposit and Trust Company-	   73,805,000-
12.30%
		-Chase Manhattan Bank-			   38,615,000-		  6.44%
		-Northern Trust Company (The)-		   46,200,000-
7.70%
		-State Street Bank and Trust Company-      42,530,000-
7.09%
Class B		-Bankers Trust Company-			$  13,000,000-
24.53%
		-Boston Safe Deposit and Trust Company-	   10,000,000-
18.87%
		-Chase Manhattan Bank-			   20,000,000-		 37.74%
		-NBD Bank -				   10,000,000-		 18.87%
Series 1997-I---
Class A-	Bank of New York (The)-			$ 103,472,000-		 16.23%
		-Bankers Trust Company- 		   96,140,000-		 15.08%
		-Boston Safe Deposit and Trust Company-    88,428,000-
13.87%
		-Chase Manhattan Bank-			  110,669,000-		 17.36%
		-Deutsche Bank A.G.-			   50,000,000-		  7.84%
		-Fifth Third Bank/State Teachers
		   Retirement of Ohio-			   35,070,000-		  5.50%
Class B		-Chase Manhattan Bank-			$   9,250,000-
16.44%
		-Citibank, N.A.- 			    7,000,000-		 12.44%
		-LBI - Lehman Government Securites, Inc.-  25,000,000-
44.44%
		-State Street Bank and Trust Company-	   15,000,000-
26.67%
Series 1997-J---
Class A		-The Bank of New York/Barclays
		    De Zoete Wedd Securities-		$ 145,000,000-		 22.75%
		-Chase Manhattan Bank-			  102,450,000-		 16.07%
		-Citibank, N.A.-			   45,950,000-		  7.21%
		-State Street Bank and Trust Company-	  230,000,000-
36.08%
Class B		-Bankers Trust Company-			$  15,000,000-
26.67%
		-Citibank, N.A.- 			    5,000,000- 		  8.89%
		-LBI - Lehman Government Securites, Inc.-  36,250,000-
64.44%
---
Series 1997-K---
Class A		-SSB- Trust Custody-			$ 599,500,000-
94.04%
Class B		-ABN AMRO Incorporated/Bond Trading-	$  15,250,000-
	 27.11%
		-Chase Manhattan Bank-			   20,000,000-		 35.56%
		-Citibank, N.A.				    6,000,000-		 10.67%
		-State Street Bank and Trust Company       15,000,000-
26.67%
Series 1997-M---
Class A-	Bankers Trust Company-			$ 104,910,000-		 16.46%
		-Chase Manhattan Bank-			  148,300,000-		 23.26%
		-State Street Bank and Trust Company-	  320,515,000-
50.28%
Class B		-Boston Safe Deposit and Trust Company-	  $ 6,250,000-
	 11.11%
		-Chase Manhattan Bank-			   50,000,000-		 88.89%
Series 1997-N ---
Class A		-Bankers Trust Company-			$ 106,140,000-
13.87%
		-Boston Safe Deposit and Trust Company-	  191,925,000-
25.09%
		-Chase Manhattan Bank-			   41,610,000- 		  5.44%
		-Citibank, N.A.-			  150,000,000-		 19.61%
		-Northern Trust Company (The)-		   73,015,000-
9.54%
		-State Street Bank and Trust Company-	  125,515,000-
16.41%
Class B		-Bank of New York (The)-	        $  20,000,000-
29.63%
		-Chase Manhattan Bank-			   25,000,000-		 37.04%
		-Harris Trust & Savings Bank-		   22,500,000-		 33.33%
---
Series 1998-A---
   Class A	-Bank of New York (The)-		$  40,500,000- 		  6.35%
		-Bankers Trust Company-			  130,000,000-		 20.39%
		-Brown Brothers Harriman & Co.- 	   80,000,000-		 12.55%
		-Chase Manhattan Bank-			   35,000,000- 		  5.49%
		-Citibank, N.A.-			   32,000,000- 		  5.02%
		-First Union National Bank-		   60,505,000-		  9.49%
		-State Street Bank and Trust Company-	  226,005,000-
35.45%
   Class B	-Chase Manhattan Bank-			$  56,250,000-		 100.00%
---
Series 1998-C---
Class A		-Bankers Trust Company-			$  90,000,000-
14.12%
		-Chase Manhattan Bank-			  217,000,000-		 34.04%
		-Citibank, N.A.- 			   67,500,000-		 10.59%
		-State Street Bank and Trust Company-	  213,800,000-
33.54%
Class B		-Bank of New York (The)-		$   7,500,000-
13.33%
		-Bankers Trust Company-			   35,000,000-		 62.22%
		-Chase Manhattan Bank- 			   13,750,000-		 24.44%

Series 1998-D---
Class A		-Bank of New York (The)-		$  24,229,000-
5.10%
		-Bankers Trust Company-			  125,327,000-		 26.38%
		-Bank of New York (The) - Fleet N.W.1-	  100,000,000-
21.05%
		-Boston Safe Deposit and Trust Company-    33,400,000-
7.03%
		-Citibank, N.A.-			   54,030,000-		 11.37%
		-Keybank National Association		   25,360,000		  5.34%

		  State Street Bank and Trust Company-	   40,651,000-
8.56%

Class B		-Bank of New York (The)-		$   8,050,000-
19.17%
		-BT Alex. Brown Incorporated-CP-	   10,000,000-		 23.81%
		-Chase Manhattan Bank- 		 	   22,000,000-		 52.38%

Series 1998-E---
Class A		-State Street Bank and Trust Company-	$ 750,000,000-
	100.00%
Class B		-Bankers Trust Company-			$  66,200,000-
	100.00%
---
---
Series 1998-F---
Class A		-Bankers Trust Company-			$ 125,000,000-
29.41%
		-Boston Safe Deposit and Trust Company-    92,000,000-
21.65%
		-Chase Manhattan Bank- 			   75,000,000-		 17.65%
		-Chase Manhattan Bank/FI-TRAC 2-	   39,000,000-		  9.18%
		-Citibank, N.A.-			   82,700,000-		 19.46%
Class B		-Bankers Trust Company-			$  37,500,000-
	100.00%

Series 1998-G---
Class A-	State Street Bank and Trust Company 	$ 637,500,000-
	100.00%
Class B		-Bankers Trust Company-			$  31,250,000-
56.56%
		-Chase Manhattan Bank			   15,000,000		 26.67%
		-NBD Bank-				   10,000,000-		 17.78%


Series 1998-I---
Class A		-Bank of New York (The)-		$ 236,180,000-
37.05%
		-Chase Manhattan Bank- 			   70,000,000-		 10.98%
		-Citibank, N.A.- 			   71,900,000-		 11.28%
		-Fuji Bank and Trust Company (The)-	   50,000,000-		  7.84%
		-Northern Trust Company (The)-		   55,170,000-
8.65%
		-State Street Bank and Trust Company -	   51,000,000-
8.00%
Class B		-Citibank, N.A.-			$  12,500,000-		 22.22%
		-Fuji Bank and Trust Company (The)- 	   25,000,000-
44.44%
		-Harris Trust & Savings Bank- 		    3,000,000-
5.33%
		-SSB - Bank Portfolio-			   15,750,000-		 28.00%

Series 1998-J-
--
Class A		-Bank of New York (The)-		$  85,490,000-
12.95%
		-Bankers Trust Company-  		   59,600,000- 		  9.03%
		-Boston Safe Deposit and Trust Company-    70,090,000-
10.62%
		-Chase Manhattan Bank-  		   38,367,000-  	  5.81%
		-Northern Trust Company (The)-  	   36,985,000-  	  5.60%
		-State Street Bank and Trust Company -    263,820,000-
39.97%
Class B		-Boston Safe Deposit and Trust Company-	$  10,000,000-
	 22.22%
		-Chase Manhattan Bank-  		   25,000,000- 		 55.56%
		-State Street Bank and Trust Company -     10,000,000-
22.22%



The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041


     (b)  Not Applicable

     (c)  Not Applicable




Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          None


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K
--------  ----------------------------------------------------------------


(a)  The following documents are filed as part of this Report:

     3.   Exhibits:

99.01 Annual Accountant's report dated August 7, 1998 with respect to Series 1994-A, Series 1994-B, Series 1994-C, Series 1994-D, Series 1995-A,
Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E, Series 1998-A, Series 1998-C, Series 1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-I, and Series 1998-J.

 The Annual Accountant's report with respect to Series 1998-D, Series
       1998-E, Series 1998-F, Series 1998-G, Series 1998-I and Series 1998-J is not required until August 31, 1999.

99.02 Annual Servicer's Certificate dated August 7, 1998 with respect to Series 1994-A, Series 1994-B, Series 1994-C, Series 1994-D, Series 1995-A, Series 1995-B, Series 1995-C, Series 1995-D, Series 1995-E, Series 1995-F, Series 1995-I, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-L, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E, Series 1998-A, Series 1998-C, Series 1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-I, and Series 1998-J.


       The Annual Servicer's Certificate with respect to Series 1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-I, and Series 1998-J is not required until August 31, 1999.

99.03 Year 2000 Information

(b) Three reports on Form 8-K were filed on October 14, 1998, November 13, 1998, and December 15, 1998, respectively, by the registrant for each month during the quarter ended December 31, 1998. This report included the following:


         Item 2.  Acquisition or Disposition of Assets

         Item 5.  Other Events

         Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

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


                                    MBNA America Bank, National Association
                                    As originator of Trust Registrant



Date:  March 31, 1999               By: /s/  David Martini
                                       -------------------------------
                                             David Martini
                                             Vice President