Form 10-K
period 2000-12-31
MBNA AMERICA BANK NATIONAL ASSOCIATION; MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST II
filed 2001-03-30
CIK 838440, 936988

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED:                    COMMISSION FILE NUMBER:
    December 31, 2000                                 333-48788
                   MBNA AMERICA BANK, NATIONAL ASSOCIATION,
                                 ON BEHALF OF
                        MBNA MASTER CREDIT CARD TRUST II
         (Issuer in respect of the MBNA Master Credit Card Trust II
                   Fixed and Floating Rate Asset Backed Certificates)
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   United States of America                                  51-0331-454
 (STATE OR OTHER JURISDICTION                             (I.R.S.
EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION
NO.)


                              Wilmington, DE. 19884-0781
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE) REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                              (800) 362-6255
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                               None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
MBNA Master Credit Card Trust II, Series 1994-C,
Series 1995-A, Series 1995-C, Series 1995-E, Series 1995-J, Series 1996-A, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E,
Series 1997-F, Series 1997-I, Series 1997-J, Series 1997-K, Series 1997-M, Series 1998-A, Series 1998-D,
Series 1999-B, Series 1999-D, Series 1999-E, Series 1999-G, Series 1999-H, Series 1999-I, Series 1999-J, Series 1999-M, Series 2000-A, Series 2000-E, Series 2000-I, and Series 2000-L.

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

                              INTRODUCTORY NOTE
                              -----------------

MBNA America Bank, National Association (the "Originator") is the originator, seller, and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of August 4, 1994, and the Series 1994-C , Series 1995-A, , Series 1995-C, Series 1995-E, Series 1995-J,
Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E, Series 1997-F,
Series 1997-I, Series 1997-J, Series 1997-K, Series 1997-M, Series 1998-A, Series 1998-C, Series 1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-I, Series 1998-J, Series 1999-A, Series 1999-B,
Series 1999-D, Series 1999-E, Series 1999-G, Series 1999-H, Series 1999-I, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series 2000-B, Series 2000-C, Series 2000-D, Series 2000-E, Series 2000-F,
Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K, and Series 2000-L. Supplements dated as of October 26, 1994, March 22, 1995, June 29, 1995, August 2, 1995, November 21, 1995, February 28, 1996, March
26, 1996, March 27, 1996, May 1, 1996, Mar 21, 1996, July 17, 1996,
August 14, 1996, September 19, 1996, October 24, 1996, November 26, 1996, February 27, 1997, March 26, 1997, May 8, 1997, June 18, 1997,
August 26, 1997, September 10, 1997, October 22, 1997, November 6, 1997,
March 18, 1998, June 24, 1998, July 30, 1998, August 11, 1998, August
26, 1998, September 10, 1998, October 22, 1998, October 29, 1998, March
25, 1999, March 26, 1999, June 3, 1999, July 7, 1999, July 29, 1999,
August 18, 1999, September 8, 1999, September 23, 1999, November 5, 1999, December 1, 1999, March 6, 2000, March 28, 2000, April 13, 2000,
May 11, 2000, June 1, 2000, June 23, 2000, July 20, 2000, August 23,
2000, September 8, 2000, November 21, 2000, and December 13, 2000 respectively, by and between the Originator and the trustee, providing for the issuance of the MBNA Master Credit Card Trust II, Series 1994-C, Series 1995-A, Series 1995-C, Series 1995-E, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J, Series 1996-K, Series 1996-M,
Series 1997-B, Series 1997-C, Series 1997-E, Series 1997-F, Series 1997-I, Series 1997-J, Series 1997-K, Series 1997-M, Series 1998-A, Series 1998-C, Series 1998-D, Series 1998-E, Series 1998-F, Series 1998-G,
Series 1998-I, Series 1998-J, Series 1999-A, Series 1999-B, Series 1999-D, Series 1999-E, Series 1999-G, Series 1999-H, Series 1999-I, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series 2000-B,
Series 2000-C, Series 2000-D, Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K, and Series 2000-L. Fixed and Floating Rate Asset Backed Certificates (the "Certificates") and is the originator of the MBNA Master Credit Card Trust II (the "Registrant"). The Certificates do not represent obligations of or interest in the Originator. The Originator has made application pursuant to Section 12 (h) of the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. Pursuant to an Order of the Securities and Exchange Commission dated December 30, 1988 granting Originator's application, Originator is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".


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




Item 6.   Selected Financial Data
-------   -----------------------

          Not Applicable

Item 7.   Management's Discussion and Analysis of Financial Condition
and
-------   Results of Operations
          --------------------------------------------------------------
-

          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
--------  ---------------------------------------------------------

	    Not Applicable

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

          Not Applicable

Item 9.   Changes In And Disagreements With Accountants On Accounting
-------   And Financial Disclosure.
          -----------------------------------------------------------

          None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable


                                    PART III
                                    --------


Item 12.  Security Ownership Of Certain Beneficial Owners And Management
--------  --------------------------------------------------------------

   (a) The Certificates of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2000. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2000, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on that date:

--Aggregate -
--Amount of-Percentage
Title--Certificates-Of
Class-Name-Held-Ownership
------------------------------------------------------------------------
--------------
   -   -   -
Series 1994-C---
Class A-Bank of New York (The)-$ 85,718,000-9.85%
-Bankers Trust Company -81,900,000-9.41%
-Chase Manhattan Bank-275,675,000-31.69%
-Deutsche Bank A.G., New York Branch-65,380,000-7.51%
-State Street Bank and Trust Company-182,045,000-20.92%
Class B-Bank One Trust Company, N.A.-$ 14,000,000-31.11%
-Chase Manhattan Bank-18,250,000-40.56%
-State Street Bank and Trust Company-5,065,000-11.26%
-SSB - Bank Portfolio-7,000,000-15.56%
---
Series 1995-A---
Class A-Bank of New York (The)-$ 35,880,000-7.17%
-Bankers Trust Company-40,100,000-8.02%
-Boston Safe Deposit and Trust Company-42,250,000-8.45%
-Chase Manhattan Bank-66,889,000-13.37%
-Citibank, N.A.-35,000,000-7.00%
-Merrill Lynch, Pierce Fenner & Smith Safekeeping-70,211,000-14.04%
-State Street Bank and Trust Company-80,000,000-15.99%
Class B-Bear Sterns Securities Corp.-$  5,000,000   -19.32%
-Chase Manhattan Bank-2,875,000-11.11%
-Citibank, N.A.-8,000,000-30.92%
-Fuji Bank and Trust Company (The)-10,000,000-38.65%
---
Series 1995-C---
Class A-Bank of New York (The)-$ 43,825,000-8.76%
-Bankers Trust Company-30,070,000-6.01%
-Bank One Trust Company, N.A.-26,132,000-5.22%
-Boston Safe Deposit and Trust Company-69,503,000-13.89%
-Chase Manhattan Bank-40,145,000-8.02%
-State Street Bank and Trust Company-146,335,000-29.25%
-Union Bank of California, N.A.-27,350,000-5.47%
Class B-Bank One Trust Company, N.A.-$ 25,875,000-100.00%
---
Series 1995-E---
Class A-Bank of New York (The)-$ 71,475,000-16.43%
-Bankers Trust Company-75,000,000-17.24%
-Boston Safe Deposit and Trust Company-56,800,000-13.06%
-Chase Manhattan Bank-103,625,000-23.82%
-Citibank, N.A.-25,400,000-5.84%
-Merrill Lynch, Pierce Fenner & Smith Safekeeping-50,000,000-11.49%
-State Street Bank and Trust Company-25,250,000-5.80%
Class B-Bank One Trust Company, N.A.-$ 12,500,000-55.56%
-CitiBank, N.A.-10,000,000-44.44%
---
Series 1995-J---
Class A-Bankers Trust Company-$ 31,600,000-7.26%
-Chase Manhattan Bank-159,800,000-36.74%
-Chase Bank/Greenwich Capital-32,857,000-7.55%
-CitiBank, N.A.-26,780,000-6.16%
-Fuji Bank and Trust Company (The)-25,000,000-5.75%
-State Street Bank and Trust Company-86,320,000-19.84%
-U.S. Bank National Association-25,100,000-5.77%
Class B-Bank One Trust Company, N.A.-$ 22,500,000-100.00%
---
Series 1996-A---
Class A-Bank of New York (The)-$218,200,000-35.83%
-Bankers Trust Company-64,500,000-10.59%
-Chase Manhattan Bank-117,000,000-19.21%
-Merrill Lynch, Pierce Fenner & Smith Safekeeping-50,000,000-8.21%
-State Street Bank and Trust Company-51,850,000-8.51%
Class B-Citibank, N.A.-$ 15,000,000-47.62%
-Fuji Bank and Trust Company (The)-16,500,000-52.38%
---
Series 1996-B---
Class A-Bank of New York (The)-$ 35,000,000-8.05%
-Bank of New York/Fleet Bank (The)-30,500,000-7.01%
-Boston Safe Deposit and Trust Company-97,600,000-22.44%
-Chase Manhattan Bank-34,000,000-7.82%
-Citibank, N.A.-40,000,000-9.20%
-Fuji Bank and Trust Company (The)-25,000,000-5.75%
-HSBC Bank USA/Treasury Investment-22,000,000-5.06%
-State Street Bank and Trust Company-31,500,000-7.24%
-U.S. Bank National Association-24,000,000-5.52%
-Wells Fargo Bank Minnesota, N.A.-31,170,000-7.17%
Class B-Bankers Trust Company-$ 22,500,000-100.00%
---
Series 1996-C---
Class A-Bank of New York (The)-$ 24,415,000-5.61%
-Chase Manhattan Bank-341,735,000-78.56%
-Citibank, N.A.-55,300,000-12.71%
Class B-CitiBank, N.A.-$  2,000,000-8.89%
-State Street Bank and Trust Company-18,500,000-82.22%
-USB Warburg LLC/CMO-2,000,000-8.89%
Series 1996-D---
Class A-Bank of New York (The)-$341,910,000-40.22%
-Bankers Trust Company-139,760,000-16.44%
-Chase Manhattan Bank-98,125,000-11.54%
-Merrill Lynch, Pierce Fenner & Smith Safekeeping-42,5000,000-5.00%
-Northern Trust Company (The)-42,645,000-5.02%
-State Street Bank and Trust Company-107,909,000-12.70%
Class B-Chase Manhattan Bank-5,000,000-6.67%
-Citibank, N.A.-22,000,000-29.33%
-Harris Trust & Savings Bank-5,000,000-6.67%
-Investors Bank & Trust/M.F. Custody -8,000,000-10.67%
-UBS Warburg LLC/CMO-32,000,000-42.67%
---
Series 1996-E---
Class A-Bank of New York (The)-$ 36,176,000-5.67%
-Bankers Trust Company-73,175,000-11.48%
-Chase Bank of Texas, N.A.-60,000,000-9.41%
-Chase Manhattan Bank-105,553,000-16.56%
-State Street Bank and Trust Company-230,435,000-36.15%
Class B-Bankers Trust Company-$  8,450,000-15.02%
-Boston Safe Deposit and Trust Company-15,000,000-26.67%
-Chase Manhattan Bank-3,000,000-5.33%
-Citibank, N.A.-22,800,000-40.53%
-Harris Trust & Savings Bank-5,000,000-8.89%
---
Series 1996-G---
Class A-Bank of New York (The)-$ 45,000,000-10.59%
-Boston Safe Deposit and Trust Company-69,500,000-16.35%
-Chase Manhattan Bank-93,000,000-21.88%
-Citibank, N.A.-87,500,000-20.59%
-Harris Trust & Savings Bank-45,000,000-10.59%
-Merrill Lynch, Pierce Fenner & Smith Safekeeping-50,000,000-11.77%
-State Street Bank and Trust Company-35,000,000-8.23%
Class B-Bank of New York (The)-$  5,000,000-13.33%
-Chase Manhattan Bank-15,000,000-40.00%
-Merrill, Lynch, Pierce Fenner & Smith Safekeeping-17,500,000-46.67%
---
Series 1996-H---
Class A-Bank of New York (The)-$228,685,000-22.42%
-Bankers Trust Company-142,990,000-14.02%
-Chase Manhattan Bank-122,800,000-12.04%
-Investors Bank & Trust Company-84,600,000-8.29%
-Northern Trust Company (The)-69,420,000-6.81%
-Prudential Securities Custody-124,300,000-12.19%
-State Street Bank and Trust Company-73,150,000-7.17%
Class B-Bank of New York (The)-$ 35,400,000-39.33%
-Bankers Trust Company-29,400,000-32.67%
-Boston Safe Deposit and Trust Company-6,050,000-6.72%
-Citibank, N.A.-10,000,000-11.11%
-UBS Warburg LLC/CMO-8,250,000-9.17%
---
Series 1996-J---
Class A-Bank of New York (The)-$ 54,290,000-6.39%
-Bankers Trust Company-92,950,000-10.94%
-Boston Safe Deposit and Trust Company-59,925,000-7.05%
-Chase Manhattan Bank-128,375,000-15.10%
-Chase Bank/Greenwich Capital-178,350,000-20.98%
-Merrill, Lynch, Pierce Fenner & Smith Safekeeping-58,368,000-6.87%
-State Street Bank and Trust Company-185,950,000-21.88%
Class B-Chase Manhattan Bank-$ 30,000,000-40.00%
-Merrill, Lynch, Pierce, Fenner & Smith, Inc.-10,000,000-13.33%
-Soloman Smith Barney Inc./Solomon Brothers-20,000,000-26.67%
-State Street Bank and Trust Company-15,000,000-20.00%
---
Series 1996-K---
Class A-Bankers Trust-$ 61,546,000-7.24%
-Boston Safe Deposit and Trust Company-210,520,000-24.77%
-Chase Manhattan Bank-110,805,000-13.04%
-CitiBank, N.A.-219,060,000-25.77%
-HSBC Bank USA/Treasury Investment-44,375,000-5.22%
-State Street Bank and Trust Company-89,739,000-10.56%
Class B-Bank of New York (The)-$ 25,000,000-33.33%
-Chase Manhattan Bank-50,000,000-66.67%
---
Series 1996-M---
Class A-Boston Safe Deposit and Trust Company-$ 51,000,000-12.00%
-Chase Manhattan Bank-185,500,000-43.65%
-Citibank, N.A.-40,300,000-9.48%
-Deutsche Bank A.G., New York Branch-46,000,000-10.82%
-State Street Bank and Trust Company-34,000,000-8.00%
-Wells Fargo Bank Minnesota, N.A.-30,850,000-7.26%
Class B-Bank of New York (The)-$ 27,000,000-72.00%
-Chase Manhattan Bank-10,500,000-28.00%
---
Series 1997-B---
Class A-Chase Bank Of Texas, N.A.-$362,780,000-42.68%
-Chase Manhattan Bank-161,500,000-19.00%
-Chase Manhattan Bank Correspondence Clearing Services-78,070,000-9.18%
-Deutsche Bank A.G., New York Branch-63,700,000-7.49%
-Merrill Lynch, Pierce Fenner & Smith Safekeeping-46,200,000-5.44%
-State Street Bank and Trust Company-44,000,000-5.18%
Class B-Bank of New York (The)-$ 10,000,000-13.33%
-Bankers Trust Company-20,000,000-26.67%
-Chase Manhattan Bank-34,200,000-45.60%
-Morgan Stanley & Co Incorporated-10,800,000-14.40%
---
Series 1997-C---
Class A-Bankers Trust Company-$100,000,000-15.69%
-Boston Safe Deposit and Trust Company-73,000,000-11.45%
-Chase Manhattan Bank-155,790,000-24.44%
-Citibank, N.A.-177,710,000-27.88%
-State Street Bank and Trust Company-59,000,000-9.25%
Class B-Bankers Trust Company-$ 14,250,000-25.33%
-Bank One Trust Company, N.A.-5,000,000-8.89%
-Boston Safe Deposit and Trust Company-37,000,000-65.78%
---
Series 1997-E---
Class A-Bank of New York (The)-$ 69,000,000-10.82%
-Bankers Trust Company-90,000,000-14.12%
-Boston Safe Deposit and Trust Company-93,000,000-14.59%
-Chase Manhattan Bank-51,775,000-8.12%
-Citibank, N.A.-38,225,000-6.00%
-Prudential Securities Custody-45,665,000-7.16%
-State Street Bank and Trust Company-162,085,000-25.43%
-Wells Fargo Bank Minnesota, N.A.-35,000,000-5.49%
Class B-Bank One Trust Company, N.A.-$ 15,000,000-26.67%
-Boston Safe Deposit and Trust Company-16,250,000-28.89%
-Brown Brothers Harriman & Co.-5,000,000-8.89%
-Chase Manhattan Bank-7,000,000-12.44%
-State Street Bank and Trust Company-5,000,000-8.89%
-UBS Warburg LLC/CMO-8,000,000-14.22%
---
Series 1997-F---
Class A-Bank of New York (The)-$ 48,658,000-8.11%
-Bankers Trust Company-192,635,000-32.11%
-Boston Safe Deposit and Trust Company-45,613,000-7.60%
-Chase Manhattan Bank-59,170,000-9.86%
-Northern Trust Company (The)-45,923,000-7.65%
-State Street Bank and Trust Company-52,835,000-8.81%
Class B-Bankers Trust Company-$ 13,000,000-24.53%
-Bank One Trust Company, N.A.-10,000,000-18.87%
-Boston Safe Deposit and Trust Company-10,000,000-18.87%
-UBS Warburg LLC/CMO-20,000,000-37.73%
---
Series 1997-I---
Class A-Bank of New York (The)-$ 89,825,000-14.09%
-Bankers Trust Company- 77,255,000-12.12%
-Boston Safe Deposit and Trust Company- 67,605,000-10.61%
-Chase Manhattan Bank-117,600,000-18.45%
-State Street Bank and Trust Company-59,923,000-9.40%
-Union Bank of California, N.A.-38,355,000-6.02%
Class B-Chase Manhattan Bank-$ 34,250,000-60.89%
-Investors Bank & Trust Company- 7,000,000-12.44%
-State Street Bank and Trust Company-15,000,000-26.67%
---
Series 1997-J---
Class A-Bank of New York/Barclays Capital Securities Ltd., SBL/PB-$
47,450,000-7.44%
-Bank of New York/Barclays De Zoete Webb Securities-70,000,000-10.98%
-Chase Manhattan Bank-37,500,000-5.88%
-Citibank, N.A.-51,450,000-8.07%
-State Street Bank and Trust Company-245,200,000-38.46%
Class B-Bankers Trust Company-$ 15,000,000-26.67%
-Boston Safe Deposit and Trust Company-15,000,000-26.67%
-Citibank, N.A.-26,000,000- 46.66%
---
Series 1997-K---
Class A-Boston Safe Deposit and Trust Company-$100,000,000-15.69%
-Chase Bank of Texas, N.A.-65,000,000-10.20%
-Merrill Lynch, Pierce Fenner and Smith Safekeeping-50,000,000-7.84%
-Northern Trust Company (The)-249,500,000-39.14%
-Swiss American Securities Inc.-100,000,000-15.69%
Class B-Bankers Trust Company-$ 15,000,000-26.67%
-Chase Manhattan Bank-15,250,000-27.11%
-Citibank, N.A.-6,000,000-10.66%
-Investors Bank & Trust Company-5,000,000-8.89%
-State Street Bank and Trust Company-15,000,000-26.67%
---
Series 1997-M---
Class A-Bankers Trust Company-$131,990,000-20.70%
-Chase Manhattan Bank-178,500,000-28.00%
-Harris Trust & Savings Bank-50,000,000-7.84%
-State Street Bank and Trust Company-204,140,000-32.02%
Class B-Boston Safe Deposit and Trust Company-$  6,250,000-11.11%
-Chase Manhattan Bank-50,000,000-88.89%
---
Series 1998-A---
Class A-Bank of New York (The)-$214,995,000-33.73%
-Bankers Trust Company-158,495,000-24.86%
-Chase Manhattan Bank-36,995,000-5.80%
-Citibank, N.A.-37,100,000- 5.82%
-First Union National Bank-45,715,000-7.17%
-State Street Bank and Trust Company-48,415,000-7.60%
Class B-Chase Manhattan Bank-$ 56,250,000-100.00%
---
Series 1998-C---
Class A-Bankers Trust Company-$ 95,000,000- 14.90%
-Barclays Global Investors, N.A.-200,000,000-31.37%
-Chase Manhattan Bank-164,500,000-25.80%
-State Street Bank and Trust Company-138,300,000-21.69%
Class B-Chase Manhattan Bank-$ 44,750,000- 79.56%
-Investors Bank & Trust Company-4,000,000-7.11%
-State Street Bank and Trust Company-7,500,000-13.33%
---
Series 1998-D---
Class A-Bank of New York (The)-$ 32,811,000-6.91%
-Bankers Trust Company-106,945,000-22.51%
-Bank One Trust Company N.A./Public Employee Retirement-100,000,000-
21.05%
-Chase Manhattan Bank-63,398,000-13.35
-Citibank, N.A.-36,180,000-7.62%
Class B-Chase Manhattan Bank-$  15,000,000- 35.71%
-Fuji Bank and Trust Company (The)-10,000,000-23.81%
-Investors Bank & Trust Company-17,000,000-40.48%
---
Series 1998-E---
Class A-State Street Bank and Trust Company-$750,000,000-100.00%
Class B-Bankers Trust Company-$ 42,500,000-64.20%
-Chase Bank of Texas, N.A.-23,700,000-35.80%
---
Series 1998-F---
Class A-Bankers Trust Company-$ 64,000,000-15.06%
-Bank of New York/Fleet Bank (The)-39,000,000-9.18%
-Boston Safe Deposit and Trust Company-31,000,000-7.29%
-Chase Manhattan Bank-75,000,000-17.65%
-Citibank, N.A.-35,800,000-8.42%
-Merrill Lynch, Pierce Fenner & Smith Safekeeping-92,000,000-21.65%
-State Street Bank and Trust Company-55,000,000-12.94%
-Wells Fargo Bank Minnesota, N.A.-29,200,000-6.87%
Class B-Chase Manhattan Bank-$ 37,500,000-100.00%
---
Series 1998-G---
Class A-Bankers Trust Company-$ 74,000 000-11.61%
-Bank of New York/Barclays De Zoete Wedd Securities (The)-41,000,000-
6.43%
-Boston Safe Deposit and Trust Company-153,500,000-24.08%
-Brown Brothers Harriman & Co-40,000,000-6.27%
-Chase Manhattan Bank-50,000,000-7.84%
-Merrill Lynch, Pierce Fenner & Smith Safekeeping-220,000,000-34.51%
Class B-Bankers Trust Company-$ 46,250,000-82.22%
-Bank One Trust Company, N.A.-10,000,000-17.78%
---
Series 1998-I---
Class A-Bank of New York (The)-$224,569,000-35.23%
-Chase Manhattan Bank-87,360,000-13.70%
-Fuji  Bank and Trust Company (The)-50,000,000-7.84%
-Investors Bank & Trust Company-32,900,000-5.16%
-Northern Trust Company (The)-55,890,000-8.77%
-State Street Bank and Trust Company-91,015,000-14.28%
Class B-Bank of New York (The)-$  3,000,000-5.33%
-Citibank, N.A.-12,500,000-22.22%
-Fuji Bank and Trust Company (The)-25,000,000-44.45%
-SSB - Bank Portfolio-15,750,000-28.00%
---
Series 1998-J---
Class A-Bank of New York (The)-$ 74,841,000- 11.34%
-Bankers Trust Company-34,269,000- 5.19%
-Bank One Trust Company N.A./Public Employee Retirement-74,610,000-
11.30%
-Boston Safe Deposit and Trust Company-132,261,000- 20.04%
-Chase Manhattan Bank-41,696,000-  6.32%
-Northern Trust Company (The)-41,140,000-  6.23%
-State Street Bank and Trust Company -114,069,000-17.28%
Class B-Boston Safe Deposit and Trust Company-$ 18,200,000-40.44%
-Chase Manhattan Bank-20,000,000-44.44%
-State Street Bank and Trust Company-5,000,000-11.11%
---
Series 1999-A---
Class A-Bank of New York (The)-$ 23,160,000-5.45%
-Bankers Trust Company-90,000,000-21.18%
-Chase Manhattan Bank-80,500,000-18.94%
-Merrill Lynch, Pierce Fenner & Smith Safekeeping-25,000,000-5.88%
-State Street Bank and Trust Company-170,840,000-40.20%
Class B-Bankers Trust Company-$ 33,850,000-90.27%
---
Series 1999-B---
Class A-Boston Safe Deposit and Trust Company-$ 83,040,000-13.03%
-Chase Manhattan Bank-59,100,000-9.27%
-CitiBank, N.A.-51,110,000-8.02%
-Northern Trust Company (The)-72,850,000-11.43%
-State Street Bank and Trust Company-201,687,000-31.64%
Class B-Bank of New York (The)-$  7,500,000-13.33%
-Chase Manhattan Bank-21,250,000-37.78%
-LBI-Lehman Government Securities Inc. (LBI)-5,000,000-8.89%
-Northern Trust Company (The)-4,000,000-7.11%
-State Street Bank and Trust Company-12,000,000-21.33%
-UMB Bank, National Association-4,000,000-7.11%
---
Series 1999-D---
Class A-Bank of New York (The)-$ 55,000,000-12.94%
-Bankers Trust Company-48,500,000-11.41%
-Boston Safe Deposit and Trust Company-85,000,000-20.00%
-Chase Manhattan Bank-59,500,000-14.00%
-State Street Bank and Trust Company-40,000,000-9.41%
-Swiss American Securities Inc-30,000,000-7.06%
-U.S. Bank National Association-70,000,000-16.47%
-Wells Fargo Bank Minnesota, N.A.-37,000,000-8.71%
Class B-Chase Manhattan Bank -$ 36,000,000-96.00%
---
Series 1999-E---
Class A-Bank of New York (The)-$ 80,000,000-9.41%
-Bankers Trust Company-57,000,000-6.71%
-Boston Safe Deposit and Trust Company-205,000,000-24.12%
-Chase Manhattan Bank-162,000,000-19.06%
-Deutsche Bank A.G., New York Branch-54,000,000-6.35%
-Northern Trust Company (The)-141,000,000-16.59%
-State Street Bank and Trust Company-151,000,000-17.76%
Class B-Bank of New York (The)-$ 13,275,000-17.70%
-Bankers Trust Company-20,000,000-26.67%
-Boston Safe Deposit and Trust Company-30,325,000-40.43%
-Chase Manhattan Bank-7,850,000-10.47%
---
Series 1999-G---
Class A-Bankers Trust Company-$137,685,000-21.60%
-Bank One Trust Company N.A./Public Employee Retirement-40,000,000-6.27%
-Boston Safe Deposit and Trust Company-57,180,000-8.97%
-BT/OMNI/DOM-34,915,000-5.48%
-Chase Manhattan Bank-60,225,000-9.45%
-State Street Bank and Trust Company-98,620,000-15.47%
Class B-Bank of New York (The)-$ 13,560,000-24.11%
-Chase Manhattan Bank-13,175,000-23.42%
-Investors Bank & Trust-4,050,000-7.20%
-Northern Trust Company (The)-4,425,000-7.87%
-State Street Bank and Trust Company-13,425,000-23.87%
---
Series 1999-H---
Class A-Chase Manhattan Bank-$ 57,466,000-6.76%
-CitiBank, N.A.-240,000,000-28.24%
-State Street Bank and Trust Company-469,990,000-55.29%
Class B-Bankers Trust Company-$ 15,500,000-20.67%
-Bank of Tokyo-Mitsubishi Trust Company-15,000,000-20.00%
-Chase Manhattan Bank-18,500,000-24.67%
-Fuji Bank and Trust Company (The)-20,000,000-26.67%
---
Series 1999-I---
Class A-Bank of New York (The)-$ 74,304,000-11.66%
-Bank of America, National Association-39,380,000-6.18%
-Boston Safe Deposit and Trust Company-45,678,000-7.17%
-Brown Brothers Harriman & Co-44,275,000-6.95%
-Chase Manhattan Bank-166,563,000-26.13%
-CitiBank, N.A.-36,875,000-5.78%
-State Street Bank and Trust Company-63,161,000-9.91%
Class B-Bank of Tokyo-Mitsubishi Trust Company-$ 20,000,000-35.56%
-Chase Manhattan Bank-8,070,000-14.35%
-FUNB - Phila. Main-26,200,000-46.58%
---
Series 1999-J---
Class A-Bank of New York (The)-$105,920,000-12.46%
-Bankers Trust Company-89,069,000-10.48%
-Boston Safe Deposit and Trust Company-174,361,000-20.51%
-Chase Manhattan Bank-106,045,000-12.48%
-Northern Trust Company (The)-44,770,000-5.27%
-State Street Bank and Trust Company-177,643,000-20.90%
Class B-Bank of New York (The)-$ 12,735,000-16.98%
-Boston Safe Deposit and Trust Company-10,000,000-13.33%
-Chase Manhattan Bank-26,250,000-35.00%
-Salomon Smith Barney Inc/Salomon Brothers-20,750,000-27.67%
---
Series 1999-L---
Class A-Bank of New York (The)-$ 50,000,000-7.84%
-Boston Safe Deposit and Trust Company-182,000,000-28.55%
-Chase Manhattan Bank-88,500,000-13.88%
-State Street Bank and Trust Company-120,000,000-18.82%
-U.S. Bank National Association-93,400,000-14.65%
Class B-Bankers Trust Company-$ 36,250,000-64.44%
-Fuji Bank and Trust Company (The)-20,000,000-35.56%
---
Series 1999-M---
Class A-Boston Safe Deposit and Trust Company-$ 39,375 000-9.26%
-Brown Brothers Harriman & Co-37,500,000-8.82%
-BT/OMNI/DOM-143,000,000-33.65%
-Fleet National Bank-22,735,000-5.35%
-Northern Trust Company (The)-22,125,000-5.21%
-State Street Bank and Trust Company-53,128,000-12.50%
Class B-Chase Manhattan Bank-$ 15,250,000-40.67%
-Deutsche Banc Alex Brown Inc - DBSI Account-20,000,000-53.33%
-State Street Bank and Trust Company-2,250,000-6.00%
---
Series 2000-A---
Class A-Bank of New York (The)-$ 39,985,000-6.27%
-Bankers Trust Company-72,505,000-11.37%
-Boston Safe Deposit and Trust Company-50,550,000-7.93%
-CitiBank, N.A.-96,535,000-15.14%
-Salomon Smith Barney Inc/Salomon Brothers-44,115,000-6.92%
-State Street Bank and Trust Company-93,030,000-14.59%
Class B-Bank of New York (The)-$ 10,000,000-17.78%
-Bankers Trust Company-10,000,000-17.78%
-Chase Bank of Texas, N.A.-5,000,000-8.89%
-Chase Manhattan Bank-6,750,000-12.00%
-Chase Securities Inc-12,850,000-22.84%
-State Street Bank and Trust Company-10,650,000-18.93%
---
Series 2000-B---
Class A-Bank of New York (The)-$ 62,475,000-9.80%
-Bankers Trust Company-120,585,000-18.92%
-Brown Brothers Harriman & Co-56,900,000-8.93%
-CitiBank, N.A.-49,235,000-7.72%
-State Street Bank and Trust Company-283,000,000-44.39%
Class B-Bankers Trust Company-$ 33,750,000-60.00%
-Bankers Trust Company/Banc One Capital Markets Inc.-7,000,000-12.44%
-Chase Manhattan Bank-10,000,000-17.78%
-State Street Bank and Trust Company-3,000,000-5.33%
---
Series 2000-C---
Class A-Boston Safe Deposit and Trust Company-$255,000,000-20.00%
-Chase Bank of Texas, N.A.-65,000,000-5.10%
-Chase Manhattan Bank-79,000,000-6.20%
-State Street Bank and Trust Company-710,800,000-55.75%
Class B-Bankers Trust Company-$ 10,000,000-8.89%
-Bank One Trust Company, N.A.-25,000,000-22.22%
-Chast Manhattan Bank-50,000,000-44.44%
-State Street Bank and Trust Company-24,915,000-22.15%
---
Series 2000-D---
Class A-Boston Safe Deposit and Trust Company-$210,000,000-29.07%
-Bankers Trust Company/Sun Trust Bank-75,000,000-10.38%
-Chase Manhattan Bank-88,100,000-12.19%
-CitiBank, N.A.-65,000,000-9.00%
-State Street Baml amd Trist Company-84,000,000-11.63%
-U.S. Bank National Association-42,500,000-5.88%
Class B-Chase Manhattan Bank-$ 50,750,000-79.61%
-Fuji Bank and Trust Company (The)-13,000,000-20.39%
---
Series 2000-E---
Class A-Bank of New York (The)-$ 66,690,000-13.34%
-Bankers Trust Company-34,040,000-6.81%
-Boston Safe Deposit and Trust Company-94,395,000-18.88%
-Chase Manhattan Bank-79,875,000-15.98%
-Northern Trust Company (The)-69,465,000-13.89%
-State Street Bank and Trust Company-93,355,000-18.67%
Clase B-Chase Manhattan Bank-$ 28,250,000 -62.78%
-Goldman, Sachs & Co-2,800,000-6.22%
-LBI-Lehman Government Securities Inc. (LBI)-13,950,000-31.00%
---
Series 2000-F---
Class A-Bank of Tokyo-Mitsubishi Trust Company-$750,000,000-100.00%
Class B-Bankers Trust Company-$ 33,200,000-50.15%
-Bank of Tokyo-Mitsubishi Trust Company-33,000,000-49.85%
---
Series 2000-G---
Class A-Boston Safe Deposit and Trust Company-$145,000,000-22.75%
-Brown Brothers Harriman & Co-47,500,000-7.45%
-CitiBank, N.A.-155,000,000-24.31%
-State Street Bank and Trust Company-290,000,000-45.49%
Class B-Bankers Trust Company-$ 10,000,000-17.78%
-Bank One Trust Company, N.A.-12,000,000-21.33%
-Boston Safe Deposit and Trust Company-10,000,000-17.78%
-Bank of Tokyo-Mitsubishi Trust Company-17,000,000-30.22%
-Chase Manhattan Bank-7,000,000-12.44%
---
Series 2000-H---
Class A-Bank of New York (The)-$120,000,000-20.17%
-Chase Manhattan Bank-235,000,000-39.50%
-Merrill Lynch, Pierce Fenner & Smith Safekeeping-210,000,000-35.29%
Class B-Chase Bank of Texas, N.A,-$ 30,000,000-57.14%
-Chase Manhattan Bank-22,500,000-42.86%
---
Series 2000-I---
Class A-Bank of New York (The)-$ 98,240,000-11.56%
-Bankers Trust Company-123,415,000-14.52%
-Boston Safe Deposit and Trust Company-53,530,000-6.30%
-Chase Manhattan Bank-106,210,000-12.50%
-Northern Trust Company (The)-51,385,000-6.05%
-State Street Bank and Trust Company-196,175,000-23.08%
-SSB - Trust Custody-45,630,000-5.37%
Class B-FUNB - Phila Main-$ 60,000,000-80.00%
-State Street Bank and Trust Company-15,000,000-20.00%
---
Series 2000-K---
Class A-Boston Safe Deposit and Trust Company-$ 50,000,000-7.84%
-Chase Manhattan Bank-32,500,000-5.10%
-CitiBank, N.A.-86,000,000-13.49%
-Deutsche Banc Alex Brown Inc/DSBI Account-35,000,000-5.49%
-PNC Bank, National Association-42,500,000-6.67%
-State Street Bank and Trust Company-334,000,000-52.39%
Class B-Bankers Trust Company-$ 15,000,000-26.67%
-Chase Manhattan Bank-21,250,000-37.78%
-Merrill Lynch, Pierce Fenner & Smith Safekeeping-20,000,000-35.55%
---
Series 2000-L---
Class A-Bank of New York (The)-$ 21,710,000-5.11%
-Boston Safe Deposit and Trust Company-84,017,000-19.77%
-Chase Manhattan Bank-29,409,000-6.92%
-Northern Trust Company (The)-42,300,000-9.95%
-Salomon Smith Barney Inc/Salomon Brothers-50,000,000-11.76%
-State Street Bank and Trust Company-122,590,000-28.84%
Class B-Chase Bank of Texas, N.A.-$ 18,750,000-50.00%
-Merrill Lynch, Pierce Fenner & Smith Safekeeping-18,750,000-50.00%


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


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form
8-K
--------  --------------------------------------------------------------
--


(a)  The following documents are filed as part of this Report:

     3.   Exhibits:

99.01 Annual Accountant's report dated August 11, 2000 with respect to Series 1994-C, Series 1995-A, Series 1995-C, Series 1995-E, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-
D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-J,
Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E, Series 1997-F, Series 1997-I, Series 1997-J, Series 1997-
K, Series 1997-M, Series 1998-A, Series 1998-C, Series 1998-D,
Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-I, Series 1998-J, Series 1999-A, Series 1999-B, Series 1999-D Series 1999-E, Series 1999-G, Series 1999-H, Series 1999-I, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series 2000-B, Series 2000-
C, Series 2000-D, Series 2000-E, and Series 2000-F.

The Annual Accountant's report with respect to Series 2000-G,
Series 2000-H, Series 2000-I, Series 2000-K, and Series 2000-L is not required until August 31, 2001.

99.02 Annual Servicer's Certificate dated August 28, 2000 with respect to Series 1994-C, Series 1995-A, Series 1995-C, Series 1995-E,
Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-C, Series 1996-D, Series 1996-E, Series 1996-G, Series 1996-H, Series 1996-
J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C,
Series 1997-E, Series 1997-F, Series 1997-I, Series 1997-J, Series 1997-K, Series 1997-M, Series 1998-A, Series 1998-C, Series 1998-
D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-I,
Series 1998-J, Series 1999-A, Series 1999-B, Series 1999-D Series 1999-E, Series 1999-G, Series 1999-H, Series 1999-I, Series 1999-
J, Series 1999-L, Series 1999-M, Series 2000-A, Series 2000-B,
Series 2000-C, Series 2000-D, Series 2000-E, and Series 2000-F.

The Annual Servicer's Certificate with respect to Series 2000-G,
Series 2000-H, Series 2000-I, Series 2000-K, and Series 2000-L is not required until August 31, 2001.




(b) Three reports on Form 8-K were filed by the registrant for each month during the quarter ended December 31, 2000. These reports filed on October 13, 2000, November 14, 2000, and December 14,
2000 included the following:




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


                                    MBNA America Bank, National
Association
                                    As originator of Trust Registrant



Date:  March 30, 2001               By: /s/  Jack Fioravanti
                                       -------------------------------
                                             Jack Fioravanti
                                             Senior Vice President